Form 10-Q
period 1995-03-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 1995-05-04
CIK 797331

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      March 31, 1995

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period                   to
Commission file number                    0-16798


           SECURED INVESTMENT RESOURCES FUND, L.P. II
  (Exact name of registrant as specified in its charter)


               Delaware                           36-3451000
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

  5453 W. 61st Place, Mission, Kansas                66205
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number,
 including area code)                                (913) 384-5700


Securities registered pursuant to Section 12(b) of the Act:

                                  None

Securities registered pursuant to Section 12(g) of the Act:

               Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No

               SECURED INVESTMENT RESOURCES FUND, L.P. II




                              INDEX


PART I.  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- March 31, 1995 and
           December 31, 1994                                 3-4

          Statements of Operations -- Three
           Months Ended March 31, 1995 and 1994               5
          Statements of Partnership Capital --
           Three Months Ended March 31, 1995
           and the Years Ended December 31, 1994,
           and 1993                                           6

          Statements of Cash Flows -- Three Months
           Ended March 31, 1995 and 1994                     7-8

          Notes to Financial Statements                      9-11

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    12-13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  14

Item 2.   Changes in Securities                              14

Item 3.   Defaults Upon Senior Securities                    14

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   14

Item 5.   Other Information                                  14

Item 6.   Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                   15

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS

                                           March 31,
                                              1995         December 31,
                                            Unaudited)         1994
ASSETS

INVESTMENT PROPERTIES--Note
  Land and buildings                    $  36,187,745     $  36,167,642
  Furniture, fixtures and equipment         1,537,013         1,488,893
                                           __________        __________
                                           37,724,758        37,656,535
  Less accumulated depreciation
    and allowance for losses                9,823,539         9,529,532
                                           __________        __________
                                           27,901,219        28,127,003

RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000         1,510,000
  Bond principal reduction reserves           428,799           424,464
                                           __________        __________
                                            1,938,799         1,934,464

OTHER ASSETS
  Cash                                        470,539           284,224
  Rents and other receivables,
    less allowance of $47,300
    in 1995 and $47,282 in 1994                72,691            21,472
  Due from related parties--Note B            176,158           173,996
  Prepaid expenses                            154,980           130,672
  Debt issuance costs, net of
    accumulated amortization of
    $98,619 in 1995 and $88,602
    in 1994                                   119,759           129,775
  Commercial commissions, deposits
    and other                                 169,971           161,674
                                           __________        __________
                                            1,164,098           901,813

                                           __________        __________
                                        $  31,004,116     $  30,963,280

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                             March 31,
                                                 1995     December 31,
                                           (Unaudited)           1994

LIABILITIES AND PARTNERSHIP CAPITAL


Mortgage debt--Note D                   $  28,527,286  $  28,555,529
Deferred interest--Note D                   1,108,465      1,108,465
Accrued interest                              470,171        368,403
Accounts payable and accrued
  expenses                                    525,602        391,988
Unearned revenue                               14,268         14,012
Tenant security deposits                      129,738        129,306

     TOTAL LIABILITIES                     30,775,530     30,567,703


PARTNERSHIP CAPITAL
General Partners
  Capital contribution                          1,000          1,000
  Partnership deficit                        (186,743)      (185,073)
                                           __________        __________
                                             (185,743)      (184,073)
Limited Partners
  Capital contributions                    18,901,831     18,901,831
Partnership deficit                       (18,487,502)   (18,322,181)
                                              414,329        579,650
TOTAL PARTNERSHIP CAPITAL                     228,586        395,577

                                           __________        __________
                                        $  31,004,116  $  30,963,280





See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                1995           1994

REVENUES
  Rents                                    $1,432,728     $1,376,157
  Maintenance
   escalations
   and other                                   22,448         24,068
                                           __________     __________
                                            1,455,176      1,400,225

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                   571,984        543,511
  General and
   administrative
   expenses                                    29,594         31,519
  Professional services                        17,174         44,759
  Management fees and
   reimbursed direct
   expenses                                     66,921        65,101
                                            __________     _________
                                               685,673       684,890

  NET OPERATING INCOME                         769,503       715,335

NON-OPERATING EXPENSES
  Interest                                     594,670       544,111
  Depreciation and
   amortization                                341,824       350,366
                                            __________     _________
                                               936,494       894,477

PARTNERSHIP INCOME
  (LOSS)                                    $ (166,991)   $ (179,142)

Allocation of loss:
  General Partners                              (1,670)       (1,791)
  Limited Partners                            (165,321)     (177,351)
                                            __________     _________
                                            $ (166,991)   $ (179,142)
Partnership loss per
 limited partnership
 unit                                       $    (3.08)   $    (3.31)




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Three Months Ended March 31, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993



                                 General        Limited
                                 Partners       Partners         Total


Balances at January 1, 1993    $ (186,964)    $   293,378   $  106,414

Partnership income                 11,783       1,166,558    1,178,341

Balances at December 31, 1993    (175,181)      1,459,936    1,284,755

Partnership loss                   (8,892)       (880,286)    (889,178)

Balances at December 31, 1994    (184,073)        579,650      395,577

Partnership loss                   (1,670)       (165,321)    (166,991)

Balances at March 31, 1995     $ (185,743)    $   414,329   $  228,586




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF CASH FLOWS (Unaudited)


                                                Three Months Ended
                                                      March 31,
                                                1995           1994

OPERATING ACTIVITIES
  Partnership income (loss)             $   (166,991)  $   (179,142)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
   Depreciation and amortization             304,024        350,366
   Amortization of bond discount              37,800
   Provision for losses on rents
     and other receivables                     7,500         (5,340)
   Changes in assets and liabilities:
     Rents and other receivables             (58,719)        17,568
   Prepaid expenses                          (24,308)        (2,687)
   Due from related parties                   (2,162)        15,025
   Debt issuance costs                           ---        (19,867)
   Commercial commissions, deposits
    and other                                 (8,297)        10,181
   Accounts payable
    and accrued expenses                     133,614         82,655
   Accrued interest                          101,768        (67,863)
   Unearned revenue                              256         (3,509)
   Tenant security deposits                      432         (4,899)

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       324,917        192,488

INVESTING ACTIVITIES
  Purchases of and improvements
    to investment properties                 (68,223)       (17,180)
  Purchase of restricted bond
    cash reserves                             (4,335)        (3,608)


NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                      (72,558)       (20,788)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                Three Months Ended
                                                     March 31,
                                                1995           1994


FINANCING ACTIVITIES
  Deferral of long-term
    interest payable                    $       ---    $     37,508
  Principal payments on
    long-term debt                           (66,044)       (89,716)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       (66,044)       (52,208)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        186,315        119,492

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                        284,224        208,515

CASH AND CASH EQUIVALENTS
  END OF PERIOD                         $    470,539   $    328,007




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B--DUE FROM RELATED PARTY

Affiliates of the General Partners are entitled to receive payments from the Partnership for management and other services. Specs, Inc. (a corporation in which the General Partner has a minority interest) receives property management fees for providing property management services and direct cost reimbursements based upon time allocated to performing certain Partnership functions. Amounts paid or accrued by the Partnership to affiliates of the General Partners are as follows:

                                        Three Months Ended
                                               March 31,
                                          1995           1994

Property Management Fees           $    66,921    $    65,101


Amounts due from related parties consist of the following:

                                      March 31,   December 31,
                                          1995           1994

Secured Investment Resources
  II, Inc.                         $   124,422   $    124,422
 The Hoyt Group, Ltd.                   51,736         49,574
                                    __________     __________
                                  $    176,158   $    173,996

The net amount due from related parties represents excess syndication costs, management fees payable and other advances. The terms of repayment are discretionary and have not been formalized at this time. The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due as of March 31, 1995 or December 31, 1994.

NOTE C--CASH DISTRIBUTIONS

No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

NOTE D--MORTGAGE DEBT

Mortgage debt consists of the following:

                                          March 31,    December 31,
                                              1995          1994
Collateralized by Investment
  Property:

  First Mortgages:
    Sunwood Village Apartments         $ 8,233,326    $ 8,264,056
    Bayberry Crossing Shopping Ctr.        835,292        835,292
    Thomasbrook Apartments               4,991,896      4,995,784
    Oak Terrace Active Retirement
      Center and Healthcare Center      12,800,000     12,800,000
        Less bond discount              (2,466,442)    (2,504,242)
    Forest Park Shopping Ctr.            1,361,780      1,383,627

  Second Mortgages:
    Bayberry Crossing Shopping Ctr.      1,921,434      1,931,012
    Thomasbrook Apartments                 850,000        850,000
                                        __________     __________
                                       $28,527,286    $28,555,529

Related to the Sunwood Village Apartments purchase money note is a credit enhancement fee which is due at maturity. As of March 31, 1995 and December 31, 1994, $371,095 of credit enhancement fees have been accrued and are reflected in long-term accrued interest.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace Active Retirement Center and Healthcare Center bond financing. As of March 31, 1995 and December 31, 1994, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

Cash paid for interest totaled $490,702 and $568,135 during the first three months of 1995 and 1994, respectively.








(The remainder of this page intentionally left blank.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations
Revenues for the first quarter of 1995 increased by $55,000 (3.9%) compared to the same quarter of last year. The revenue increased approximately $40,000 in multifamily housing, $17,000 at Oak Terrace Active Retirement Center and declined by $2,000 in the commercial properties. The stronger apartment markets allowed the Partnership to continue increasing rental rates, discontinue rent concessions and maintain high occupancy levels. The commercial property remained strong at Forest Park Center in St Louis, however the rental income at Bayberry Center declined slightly, due to a weaker tenant mix. The Partnership has also increased the rental rates at Oak Terrace, resulting in higher revenue, but also higher vacancy rates. The Partnership feels that the strong apartment market will continue through 1995 into 1996.

Total Operating and Administrative expenses remained relatively unchanged when comparing the first quarter of 1995 with the same quarter of 1994. Slightly higher property operating expenses due to higher resident turnover, was offset by lower professional services.

Interest expense for the first quarter increased $51,000 (9.3%) over the 1994 first quarter expense. This is due primarily to higher interest rates, and increased bond collateral fees.

The Partnership anticipates that operating results for the first quarter will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first quarter $325,000 of cash was provided by operating activities, $73,000 was used for investing activities and $66,000 was used to reduce long term debt.

Although the cash position has improved during the quarter, the Partnership is past due on the Thomasbrook Apartment first and second mortgages and real estate taxes. The General Partners believe that working capital will be available during the remainder of the year to reduce this past due balance and fund known, on-going operating and capital requirements. The General Partners also anticipate that 1995 cash flow from operations will continue to improve because of strong occupancy, continued rental rate increases, and stablized expenses.

It is the General Partners' intent to evaluate the Partnership's portfolio to determine if it is prudent to offer one or more properties for sale or possible restructure the related financing packages. Any unleveraged portion of the net sales proceeds or favorable refinancing terms could generate additional working capital.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.-- Cont'd.

Liquidity & Capital Reserves -- Cont'd.


At the present time, contract negotiations are continuing with a potential buyer for Sunwood Village Apartments.

The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital and capital improvement reserves are in place.


(The remainder of this page intentionally left blank.)

PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                    None.

          Item 2.   CHANGES IN SECURITIES

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    SECURED INVESTMENT RESOURCES FUND, L.P. II
          A Delaware Limited Partnership
                    (Registrant)



                    By:
                   James R. Hoyt
                        as Individual General Partner


                    Date:  April 20, 1995


                    By: Secured Investment Resources II, Inc.
            as Corporate General Partner


                    By:
                     James R. Hoyt, President


                    Date:  April 20, 1995