Form 10-Q
period 1995-06-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 1995-10-18
CIK 797331

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      June 30, 1995

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

                                      INDEX


PART I.  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- June 30, 1995 and
           December 31, 1994                                 3-4

          Statements of Operations -- Three and Six
           Months Ended June 30, 1995 and 1994                5
          Statements of Partnership Capital --
           Six Months Ended June 30, 1995
           and the Years Ended December 31, 1994,
           and 1993                                           6

          Statements of Cash Flows -- Six Months
           Ended June 30, 1995 and 1994                      7-8

          Notes to Financial Statements                      9-11

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    12-13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  14

Item 2.   Changes in Securities                              14

Item 3.   Defaults Upon Senior Securities                    14

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   14

Item 5.   Other Information                                  14

Item 6.   Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                   15

    PART I.   FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

    SECURED INVESTMENT RESOURCES FUND, L.P. II




    BALANCE SHEETS

                                               June 30,
                                                 1995         December 31,
                                             (Unaudited)         1994
    ASSETS

    INVESTMENT PROPERTIES--Note
      Land and buildings                    $  36,204,539    $ 36,167,642
    Furniture, fixtures and equipment           1,618,224       1,488,893
                                             ____________    ____________
                                               37,822,763      37,656,535
      Less accumulated depreciation
        and allowance for losses               10,117,546       9,529,532
                                             ____________    ____________
                                               27,705,217      28,127,003
                                             ____________    ____________

    RESTRICTED DEPOSITS
      Bond cash reserves                        1,510,000       1,510,000
      Bond principal reduction reserves           429,174         424,464
                                             ____________    ____________
                                                1,939,174       1,934,464

    OTHER ASSETS
      Cash                                        574,916         284,224
      Rents and other receivables,
        less allowance of $47,980
        in 1995 and $47,282 in 1994                20,465          21,472
      Due from related parties--Note B            169,476         173,996
      Prepaid expenses                            109,572         130,672
      Debt issuance costs, net of
        accumulated amortization of
        $108,635 in 1995 and $88,602
        in 1994                                   109,743         129,775
      Commercial commissions, deposits
        and other                                 168,190         161,674
                                             ____________    ____________
                                                1,152,362         901,813
                                             ____________    ____________

                                            $  30,796,753    $ 30,963,280
                                             ____________    ____________

    SECURED INVESTMENT RESOURCES FUND, L.P. II

                                               June 30,
                                                 1995       December 31,
                                             (Unaudited)        1994

    LIABILITIES AND PARTNERSHIP CAPITAL

    Mortgage debt--Note D                   $  27,635,096  $  28,555,529
    Deferred interest--Note D                   1,108,465      1,108,465
    Accrued interest                              387,867        368,403
    Accounts payable and accrued
      expenses                                    610,993        391,988
    Unearned revenue                               16,215         14,012
    Tenant security deposits                      131,439        129,306
                                             ____________    ____________
         TOTAL LIABILITIES                     29,890,075     30,567,703


    PARTNERSHIP CAPITAL

    General Partners
      Capital contribution                          1,000          1,000
      Partnership deficit                        (179,962)      (185,073)
                                             ____________    ____________
                                                 (178,962)      (184,073)
                                             ____________    ____________
     Limited Partners
      Capital contributions                    18,901,831     18,901,831
      Partnership deficit                     (17,816,191)   (18,322,181)
                                             ____________    ____________
                                                1,085,640        579,650
                                             ____________    ____________
         TOTAL PARTNERSHIP CAPITAL                906,678        395,577
                                             ____________    ____________

                                            $  30,796,753  $  30,963,280
                                             ____________    ____________


      See notes to financial statements.

    SECURED INVESTMENT RESOURCES FUND, L.P. II

    STATEMENTS OF OPERATIONS (Unaudited)

                                Six Months Ended        Three Months Ended
                                    June 30,                 June  30,
                                1995        1994         1995         1994

   REVENUES
     Rents                  $2,841,141   $2,759,313   $1,408,413   $1,383,156
     Maintenance
      escalations
      and other                 64,162       44,399       41,714       20,331
                            __________   __________   __________   __________
                             2,905,303    2,803,712    1,450,127    1,403,487
                            __________   __________   __________   __________
   OPERATING AND
    ADMINISTRATIVE EXPENSES
     Property operating
      expenses               1,173,099    1,104,299      601,115      560,788
     General and
      administrative
      expenses                  63,712       66,357       34,118       34,838
     Professional services      34,101       69,421       16,927       24,662
     Management fees and
      reimbursed direct
      expenses                 135,163      130,039       68,242       64,938
                            __________   __________   __________   __________
                             1,406,075    1,370,116      720,402      685,226
                            __________   __________   __________   __________

     NET OPERATING INCOME    1,499,228    1,433,596      729,725      718,261

   NON-OPERATING EXPENSES
     Interest                1,194,846    1,115,656      675,776      571,545
     Depreciation and
      amortization             683,647      693,476      266,223      343,110
     Gain on Debt
      Restructure             (890,366)
                            __________   __________   __________   __________
                               988,127    1,809,132      941,999      914,655

   PARTNERSHIP INCOME
     (LOSS)                 $  511,101   $ (375,536)  $ (212,274)  $ (196,394)
                            __________   __________   __________   __________
   Allocation of loss:
     General Partners            5,111       (3,755)      (2,123)      (1,964)
     Limited Partners          505,990     (371,781)    (210,151)    (194,430)
                            __________   __________   __________   __________
                            $  511,101   $ (375,536)  $ (212,274)  $ (196,394)
                            __________   __________   __________   __________
   Partnership loss per
    limited partnership
     unit                   $     9.43   $    (6.93)  $    (3.92)  $    (3.62)
                            __________   __________   __________   __________
     See notes to financial statements.

    SECURED INVESTMENT RESOURCES FUND, L.P. II

    STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

    Six Months Ended June 30, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993



                                     General        Limited
                                     Partners       Partners         Total


 Balances at January 1, 1993        $ (186,964)    $   293,378    $   106,414

 Partnership income                     11,783       1,166,558      1,178,341
                                    __________      __________     __________

 Balances at December 31, 1993        (175,181)      1,459,936      1,284,755

 Partnership loss                       (8,892)       (880,286)      (889,178)
                                    __________      __________     __________

 Balances at December 31, 1994        (184,073)        579,650        395,577

 Partnership loss                        5,111         505,990        511,101
                                    __________      __________     __________

 Balances at June 30, 1995          $ (178,962)    $ 1,085,640    $   906,678
                                    __________      __________     __________




 See notes to financial statements.

    SECURED INVESTMENT RESOURCES FUND, L.P. II

    STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Six Months Ended
                                                       June 30,
                                                  1995           1994

    OPERATING ACTIVITIES
      Partnership income (loss)              $   511,101   $   (375,536)
      Adjustments to reconcile
       partnership loss to net cash
       provided by (used in) operating
       activities:
       Depreciation and amortization             615,427        693,476
       Amortization of bond discount              75,600           ---
        Gain on debt restructuring               (890,366)         ---
       Provision for losses on rents
         and other receivables                  (193,129)        (2,840)
       Changes in assets and liabilities:
         Rents and other receivables             194,136          7,738
         Prepaid expenses                         21,101         53,952
         Due from related parties                  4,520          3,953
         Debt issuance costs                         ---        (12,225)
         Commercial commissions, deposits
          and other                              (13,896)        19,465
         Accounts payable
           and accrued expenses                  219,004        141,934
         Accrued interest                        134,830        (21,770)
          Unearned revenue                         2,203            925
          Tenant security deposits                 2,133           (692)
                                              __________      __________

    NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                      682,664        508,380
                                              __________      __________
    INVESTING ACTIVITIES
      Purchases of and improvements
        to investment properties                (166,229)       (70,392)
      Purchase of restricted bond
        cash reserves                             (4,710)        (1,842)
                                              __________      __________
    NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                     (170,939)       (72,234)
                                              __________      __________

    SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                    Six Months Ended
                                                         June 30,
                                                  1995           1994

    FINANCING ACTIVITIES
      Deferral of long-term
        interest payable                    $       ---    $     82,798
    Principal payments on
        long-term debt                          (221,033)      (171,066)
                                              __________     __________
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                      (221,033)       (88,268)
                                              __________     __________

    INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                       290,692        347,878

    CASH AND CASH EQUIVALENTS
       BEGINNING OF PERIOD                       284,224        208,515
                                              __________     __________

    CASH AND CASH EQUIVALENTS
      END OF PERIOD                         $    574,916   $    556,393
                                              __________     __________




See notes to financial statements.

    SECURED INVESTMENT RESOURCES FUND, L.P. II

    NOTES TO FINANCIAL STATEMENTS (Unaudited)

      June 30, 1995

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
      10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

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

                                               Six Months Ended
                                                  June 30,
                                             1995           1994

      Property Management Fees           $   135,163    $   130,039
                                          __________     __________


      Amounts due from related parties consist of the following:
                                             June 30,   December 31,
                                                1995          1994
      Secured Investment Resources
        II, Inc. (Excess
        Syndication Costs)               $   124,422    $   124,422
                                          __________     __________

      Secured Investment Resources
        II, Inc.                              45,054         49,574
                                          __________     __________

                                         $   169,476    $   173,996
                                          __________     __________

    The net amount due from related parties represents excess syndication costs, management fees payable and other advances. The terms of repayment are discretionary and have not been formalized at this time.

    The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due as of June 30, 1995 or December 31, 1994.

    NOTE C--CASH DISTRIBUTIONS

    No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

    NOTE D--MORTGAGE DEBT

    Mortgage debt consists of the following:

                                             June 30,    December 31,
                                               1995           1994
    Collateralized by Investment
      Property:

      First Mortgages:
        Sunwood Village Apartments         $ 8,201,997    $ 8,264,056
        Bayberry Crossing Shopping Ctr.        832,714        835,292
        Thomasbrook Apartments               4,983,906      4,995,784
        Oak Terrace Active Retirement
          Center and Healthcare Center      12,800,000     12,800,000
            Less bond discount              (2,428,642)    (2,504,242)
        Forest Park Shopping Ctr.            1,332,651      1,383,627

      Second Mortgages:
        Bayberry Crossing Shopping Ctr.      1,912,470      1,931,012
        Thomasbrook Apartments                    -0-         850,000
                                           ___________    ___________
                                           $27,635,096    $28,555,529
                                           ___________    ___________


    Related to the Sunwood Village Apartments purchase money note is a credit enhancement fee which is due at maturity. As of June 30, 1995 and December 31, 1994, $371,095 of credit enhancement fees have been accrued and are reflected in long-term accrued interest.

    Related to the Thomasbrook Apartments the second mortgage of $850,000 was paid in full on May 25, 1995 for the discounted amount of $75,000. That payment fully retired the principal amount of $850,000 as well as accrued interest in the amount of $40,366 resulting in a gain to the partnership of $890,366.

    The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace Active Retirement Center and Healthcare Center bond financing. As of June 30, 1995 and December 31, 1994, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

    Cash paid for interest totaled $1,152,575 and $1,124,830 during the first half of 1995 and 1994, respectively.



    (The remainder  of this page intentionally left blank.)

    Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.

    Results of Operations
    Revenues for the first six months of 1995 increased by $102,000 (3.6%) compared to the same period of last year. The stronger apartment markets allowed the Partnership to continue increasing rental rates, discontinue rent concessions and maintain high occupancy levels. The commercial property remained strong at Forest Park Center in St Louis, the rental income at Bayberry Center increased due to several new leases being completed in the first six months. The Partnership has also increased the rental rates at Oak Terrace, resulting in higher revenue, but also higher vacancy rates. The Partnership feels that the strong apartment market will continue through 1995 into 1996.

    Operating and Administrative expenses increased $66,000 (5.6%) when comparing the first six months of 1995 with the same period of 1994. Higher property operating expenses are primarily due to higher resident turnover, professional services declined $35,000 (50%) from the same period in 1994.

    Interest expense for the first six months increased $79,000 (7.1%) over the 1994 first six months expense. This is due primarily to higher interest rates, and increased bond collateral fees.

    The Partnership anticipates that operating results for the first six months will be representative of the results for the remainder of the year.

    Liquidity and Capital Reserves

    During the six months $683,000 of cash was provided by operating activities, $171,000 was used for investing activities and $221,000 was used to reduce long term debt.

    The second mortgage on Thomasbrook Apartments was paid in full on May 25, 1995. The partnership paid the principal balance of $850,000 and accrued interest of $40,366 in full for a single payment of $75,000.

    Although the cash position has improved, the Partnership is past due on
    the Thomasbrook Apartment first mortgage.   The General Partners believe
    that working capital will be available during the remainder of the year to reduce this past due balance and fund known, on-going operating and capital requirements. The General Partners also anticipate that 1995 cash flow from operations will continue to improve because of strong occupancy, continued rental rate increases, and stabilized expenses.

    It is the General Partners' intent to evaluate the Partnership's portfolio to determine if it is prudent to offer one or more

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.-- Cont'd.

    Liquidity & Capital Reserves -- Cont'd.

    properties for sale or possible restructure of the related financing packages. Any unleveraged portion of the net sale proceeds or favorable refinancing terms could generate additional working capital.

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

                         Inapplicable.

               Item 3.   DEFAULTS UPON SENIOR SECURITIES

                         None.

               Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS

                         Inapplicable.

               Item 5.   OTHER INFORMATION

                         Inapplicable.

               Item 6.   EXHIBIT AND REPORTS ON FORM 8-K


                          (a)   Exhibits

                                None.

                          (b)   Reports on Form 8-K

                                There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

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


                          Date:  August 15, 1995




                           By: Secured Investment Resources II, Inc.
                                  as Corporate General Partner


                           By:
                                         James R. Hoyt, President


                            Date:  August 15, 1995