Form 10-Q
period 1995-09-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 1995-11-16
CIK 797331

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended      September 30, 1995

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

                     Limited Partnership Interests ("Units")

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X     No
                     SECURED INVESTMENT RESOURCES FUND, L.P. II


                                    INDEX


      PART I.  FINANCIAL INFORMATION                              Page

      Item 1.   Financial Statements (Unaudited):

                Balance Sheets -- September 30, 1995 and
                 December 31, 1994                                 3-4

                Statements of Operations -- Three and Nine
                 Months Ended September 30, 1995 and 1994           5

                Statements of Partnership Capital --
                 Nine Months Ended September 30, 1995
                 and the Years Ended December 31, 1994,
                 and 1993                                           6

                Statements of Cash Flows -- Nine Months
                 Ended September 30, 1995 and 1994                 7-8

                Notes to Financial Statements                      9-11

      Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                    12-13


      PART II.  OTHER INFORMATION

      Item 1.   Legal Proceedings                                  14

      Item 2.   Changes in Securities                              14

      Item 3.   Defaults Upon Senior Securities                    14

      Item 4.   Submission of Matters to a Vote of
                Security Holders                                   14

      Item 5.   Other Information                                  14

      Item 6.   Exhibits and Reports on Form 8-K                   14


      SIGNATURES                                                   15

    PART I.   FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

    SECURED INVESTMENT RESOURCES FUND, L.P. II

    BALANCE SHEETS
                                            September 30,
                                                 1995         December 31,
                                             (Unaudited)         1994
    ASSETS

    INVESTMENT PROPERTIES--Note
      Land and buildings                    $  36,199,730      $ 36,167,642
      Furniture, fixtures and equipment         1,755,046         1,488,893
                                               __________        __________
                                               37,954,776        37,656,535
       Less accumulated depreciation
         and allowance for losses              10,411,553         9,529,532
                                               __________        __________
                                               27,543,223        28,127,003
                                               __________        __________

    RESTRICTED DEPOSITS
      Bond cash reserves                        1,510,000         1,510,000
      Bond principal reduction reserves           429,549           424,464
                                               __________        __________
                                                1,939,549         1,934,464

    OTHER ASSETS
      Cash                                        483,644           284,224
      Rents and other receivables,
        less allowance of $52,230
        in 1995 and $47,282 in 1994                54,068            21,472
      Due from related parties--Note B            171,133           173,996
      Prepaid expenses                            104,463           130,672
      Debt issuance costs, net of
        accumulated amortization of
        $118,652 in 1995 and $88,602
        in 1994                                   100,691           129,775
      Commercial commissions, deposits
        and other                                 157,133           161,674
                                               __________        __________
                                                1,071,132           901,813
                                               __________        __________
                                            $  30,553,904      $ 30,963,280
                                               __________        __________

    SECURED INVESTMENT RESOURCES FUND, L.P. II

                                            September 30,
                                                 1995       December 31,
                                             (Unaudited)        1994

    LIABILITIES AND PARTNERSHIP CAPITAL

    Mortgage debt--Note D                   $  27,599,267  $  28,555,529
    Deferred interest--Note D                   1,108,465      1,108,465
    Accrued interest                              536,499        368,403
    Accounts payable and accrued
      expenses                                    443,017        391,988
    Unearned revenue                               10,152         14,012
    Tenant security deposits                      138,341        129,306
                                               __________     __________
         TOTAL LIABILITIES                     29,835,741     30,567,703
                                               __________     __________
    PARTNERSHIP CAPITAL

    General Partner
      Capital contribution                          1,000          1,000
      Partnership deficit                        (181,847)      (185,073)
                                               __________     __________
                                                 (180,847)      (184,073)
                                               __________     __________
     Limited Partner
      Capital contributions                    18,901,831     18,901,831
      Partnership deficit                     (18,002,821)   (18,322,181)
                                               __________     __________
                                                  899,010        579,650
                                               __________     __________
         TOTAL PARTNERSHIP CAPITAL                718,163        395,577
                                               __________     __________
                                            $  30,553,904  $  30,963,280
                                               __________     __________


    See notes to financial statements.

 SECURED INVESTMENT RESOURCES FUND, L.P. II

 STATEMENTS OF OPERATIONS (Unaudited)

                             Nine Months Ended        Three Months Ended
                               September 30,             September 30,
                              1995        1994         1995         1994
 REVENUES
   Rents                  $4,297,759   $4,161,990   $1,456,618   $1,402,677
   Maintenance
    escalations
    and other                 92,786       67,006       28,624       22,607
                          __________   __________   __________   __________
                           4,390,545    4,228,996    1,485,242    1,425,284
                          __________   __________   __________   __________
 OPERATING AND
  ADMINISTRATIVE EXPENSES
   Property operating
    expenses               1,800,462    1,735,879      627,363      631,580
   General and
    administrative
    expenses                  95,413       95,839       31,701       29,482
   Professional services      67,178       91,688       33,077       22,267
   Management fees and
    reimbursed direct
    expenses                 203,298      197,230       68,135       67,191
                          __________   __________   __________   __________
                           2,166,351    2,120,636      760,276      750,520
                          __________   __________   __________   __________
   NET OPERATING INCOME    2,224,194    2,108,360      724,966      674,764

 NON-OPERATING EXPENSES
   Interest                1,879,903    1,709,349      685,057      593,693
   Depreciation and
    amortization             912,071    1,040,189      228,424      346,713
   Gain on Debt
    Restructure             (890,366)
                          __________   __________   __________   __________
                           1,901,608    2,749,538      913,481      940,406
                          __________   __________   __________   __________
 PARTNERSHIP INCOME
   (LOSS)                 $  322,586   $ (641,178)  $ (188,515)  $ (265,642)
                          __________   __________   __________   __________
 Allocation of loss:
   General Partner             3,226       (6,412)      (1,885)      (2,656)
   Limited Partner           319,360     (634,766)    (186,630)    (262,986)
                          __________   __________   __________   __________
                          $  322,586   $ (641,178)  $ (188,515)  $ (265,642)
                          __________   __________   __________   __________
 Partnership loss per
  limited partnership
   unit                   $    (5.95)  $   (11.83)  $    (3.48)  $    (4.90)
                          __________   __________   __________   __________
  See notes to financial statements.

 SECURED INVESTMENT RESOURCES FUND, L.P. II

 STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

 Nine Months Ended September 30, 1995 (Unaudited) and the Years Ended December 31, 1994 and 1993

                                    General        Limited
                                    Partner        Partner          Total


 Balances at January 1, 1993       $ (186,964)    $   293,378    $   106,414

 Partnership income                    11,783       1,166,558      1,178,341
                                     ________       _________      _________
 Balances at December 31, 1993       (175,181)      1,459,936      1,284,755

 Partnership loss                      (8,892)       (880,286)      (889,178)
                                     ________       _________      _________

 Balances at December 31, 1994       (184,073)        579,650        395,577

 Partnership loss                       3,226         319,360        322,586
                                     ________       _________      _________

 Balances at September 30, 1995    $ (180,847)    $   899,010    $   718,163
                                     ________       _________      _________



 See notes to financial statements.

    SECURED INVESTMENT RESOURCES FUND, L.P. II



    STATEMENTS OF CASH FLOWS (Unaudited)


                                                 Nine Months Ended
                                                    September 30,
                                                1995           1994
    OPERATING ACTIVITIES
      Partnership income (loss)              $   322,586   $   (641,178)
      Adjustments to reconcile
       partnership loss to net cash
       provided by (used in) operating
       activities:
       Depreciation and amortization             923,488      1,040,189
       Amortization of bond discount             113,400           ---
       Gain on debt restructuring               (890,366)          ---
       Provision for losses on rents
         and other receivables                  (188,879)        45,610
       Changes in assets and liabilities:
         Rents and other receivables             156,283        (32,193)
         Prepaid expenses                         26,210         65,058
         Due from related parties                  2,863         (1,367)
         Debt issuance costs                        (965)        (7,675)
         Commercial commissions, deposits
          and other                               (6,876)        23,576
         Accounts payable
          and accrued expenses                    51,028         32,122
        Accrued interest                         283,462         70,765
         Unearned revenue                         (3,860)         6,297
         Tenant security deposits                  9,035         (1,369)
                                                 ________     _________
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                       797,409        599,835
                                                 ________     _________
    INVESTING ACTIVITIES
      Purchases of and improvements
        to investment properties                (298,242)      (175,497)
      Purchase of restricted bond
        cash reserves                             (5,085)        (2,217)
                                                 ________     _________

    NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                     (303,327)      (177,714)
                                                 ________     _________

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                 Nine Months Ended
                                                     September 30,
                                                  1995           1994
    FINANCING ACTIVITIES
    Deferral of long-term
      interest payable                    $       ---    $    128,931
      Principal payments on
        long-term debt                          (294,662)      (228,090)
                                                 ________     _________
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                      (294,662)       (99,159)
                                                 ________     _________
    INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                        199,420        322,962

    CASH AND CASH EQUIVALENTS
      BEGINNING OF PERIOD                        284,224        208,515
                                                 ________     _________
    CASH AND CASH EQUIVALENTS
      END OF PERIOD                         $    483,644   $    531,477
                                                 ________     _________



    See notes to financial statements.

      SECURED INVESTMENT RESOURCES FUND, L.P. II

      NOTES TO FINANCIAL STATEMENTS (Unaudited)

      September 30, 1995

      NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information , refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

      NOTE B--DUE FROM RELATED PARTY

      Affiliates of the General Partner are entitled to receive payments from the Partnership for management and other services. SPECS, INC. (a corporation in which the General Partner has a minority interest) receives property management fees for providing property management services and direct cost reimbursements based upon time allocated to performing certain Partnership functions. Amounts paid or accrued by the Partnership to affiliates of the General Partner are as follows:

                                              Nine Months Ended
                                               September 30,
                                             1995           1994

      Property Management Fees           $   203,298    $   197,230
                                            ________      _________

      Amounts due from related parties consist of the following:

                                         September 30,  December 31,
                                             1995           1994
        Secured Investment Resources
          II, Inc. (Excess
          Syndication Costs)               $    124,422   $    124,422

        Secured Investment Resources
          II, Inc.                               45,054         49,574
                                               ________      _________
                                           $    169,476        173,996
                                               ________      _________

    The net amount due from related parties represents excess syndication costs, management fees payable and other advances. The terms of repayment are discretionary and have not been formalized at this time.

    The General Partner is entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership. There was no management fee due as of September 30, 1995 or December 31, 1994.

    NOTE C--CASH DISTRIBUTIONS

    No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

    NOTE D--MORTGAGE DEBT

    Mortgage debt consists of the following:

                                           September 30,   December 31,
                                               1995           1994
    Collateralized by Investment
      Property:

      First Mortgages:
        Sunwood Village Apartments         $ 8,169,886    $ 8,264,056
        Bayberry Crossing Shopping Ctr.        826,551        835,292
        Thomasbrook Apartments               4,979,550      4,995,784
        Oak Terrace Active Retirement
          Center and Healthcare Center      12,800,000     12,800,000
            Less bond discount              (2,390,842)    (2,504,242)
        Forest Park Shopping Ctr.            1,310,805      1,383,627

      Second Mortgages:
        Bayberry Crossing Shopping Ctr.      1,903,317      1,931,012
        Thomasbrook Apartments                    -0-         850,000
                                            __________     __________
                                           $27,599,267    $28,555,529
                                            __________     __________

    Related to the Sunwood Village Apartments purchase money note is a credit enhancement fee which is due at maturity. As of September 30, 1995 and December 31, 1994, $371,095 of credit enhancement fees have been accrued and are reflected in long-term accrued interest.

      Related to the Thomasbrook Apartments the second mortgage of $850,000 was paid in full on May 25, 1995 for the discounted amount of $75,000. That payment fully retired the principal amount of $850,000 as well as accrued interest in the amount of $40,366 resulting in a gain to the Partnership of $890,366.

      The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace
      Active Retirement Center and Healthcare Center bond financing.   As of
      September 30, 1995 and December 31, 1994, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

      Cash paid for interest totaled $1,710,692 and $1,539,819 during the first three quarters of 1995 and 1994, respectively.



      (The remainder of this page intentionally left  blank.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

      Results of Operations
      Revenues for the first nine months of 1995 increased by $161,500 (3.8%) compared to the same period of last year. The stronger apartment markets allowed the Partnership to continue increasing rental rates, discontinue rent concessions and maintain high occupancy levels. The commercial property remained strong at Forest Park Center in St Louis, the rental income at Bayberry Center increased due to several new leases being completed in the first nine months. The Partnership has also increased the rental rates at Oak Terrace, resulting in higher revenue, but also
      higher vacancy rates.   The Partnership feels that the strong
      apartment market will continue through 1995 into 1996.

      Operating and Administrative expenses increased $64,000 (3.5%) when comparing the first nine months of 1995 with the same period of 1994. Higher property operating expenses are primarily due to higher resident turnover, professional services declined $24,500 (26.7%) from the same period in 1994.

      Interest expense for the first nine months increased $170,500 (10%) over the 1994 first nine months expense. This is due primarily to higher interest rates, and increased bond collateral fees.

      The Partnership anticipates that operating results for the first nine months will be representative of the results for the remainder of the year.

      Liquidity and Capital Reserves

      During the nine months $797,500 of cash was provided by operating activities, $303,500 was used for investing activities and $294,500 was used to reduce long term debt.

      The second mortgage on Thomasbrook Apartments was paid in full on May 25, 1995. The partnership paid the principal balance of $850,000 and accrued interest of $40,366 in full for a single payment of $75,000.

      Although the cash position has improved,the Partnership is past due on the Thomasbrook Apartment first mortgage. The General Partner believes that working capital will be available during the remainder of the year to reduce this past due balance and fund known, on-going operating and capital requirements. The General Partner also anticipates that 1995 cash flow from operations will continue to improve because of strong occupancy, continued rental rate increases, and stabilized expenses.

      It is the General Partner's intent to evaluate the Partnership's portfolio to determine if it is prudent to offer one or more

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

      The General Partner has determined it prudent to discontinue cash distributions until such time that adequate working capital and capital improvement reserves are in place.


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

                       Inapplicable.

             Item 3.   DEFAULTS UPON SENIOR SECURITIES

                       None.

             Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

                       Inapplicable.

             Item 5.   OTHER INFORMATION


                       Inapplicable.

             Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                       (a)   Exhibits

                             None.

                       (b)   Reports on Form 8-K

                             There were no reports on Form 8-K filed
                             during the quarter ended September  30,
                             1995.

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




                          Date:  November 15, 1995


                          By: Secured Investment Resources II, Inc.
                              as Corporate General Partner


                          By:
                                     James R. Hoyt, President


                          Date:  November 15, 1995