Form 10-K
period 1995-12-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 1996-04-15
CIK 797331

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                  PART I
Item 1.  Business

         Secured Investment Resources Fund, L.P. II ("Partnership") is a Delaware limited partnership formed pursuant to the Delaware
         Revised Uniform Limited Partnership Act on July 1, 1986. James R. Hoyt is the Individual General Partner and Secured Investment Resources, II Inc., a Missouri corporation, is the Corporate General Partner. The Partnership has no predecessors or subsidiaries. The Partnership was formed with the intent to engage in the business of acquiring,improving, developing, operating and holding for investment, income-producing real properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing cash distributions from operations; (iii) providing capital growth through property appreciation; and (iv) increasing equity in property ownership by the reduction of mortgage loans on Partnership properties.

         On September 24, 1988, the Partnership closed its offering, having received gross proceeds of $26,830,500 from the sale of 53,661 units of limited partnership interests.

         The Partnership originally acquired eight properties, which included four apartment communities, three shopping centers and a health care facility. The General Partners feel that all of these properties met the Partnership's investment criteria and objectives. Since the inception of the Partnership, two properties (one apartment community and one shopping center) have been sold.

         As of December 31, 1995, the Partnership has made cash distributions to Limited Partners of $4,724,456 for the period April 1, 1987 through December 31, 1995. No distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

         As of December 31, 1995, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership. The individual General Partner is a minority shareholder in SPECS, Inc.

         Competition

         The real estate business is highly competitive and the Partnership competes with numerous entities engaged in real estate activities, some of which have greater financial resources than those of the Partnership. The Partnership's management believes that success against such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. With respect to residential property, competition is also based upon the design and mix of the units and the ability to provide a community atmosphere for the tenants. The Partnership's management believes that general economic circumstances and trends and new properties in the vicinity of each of the Partnership's properties will also be competitive factors.

         Inflation

         The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

Item 2.  Properties.

         The following table sets forth the investment portfolio of the Partnership at December 31, 1995:


                                                                Average
                               Properties at                 Occupancy(*)
 Property       Description     Initial Cost  Date Acquired    Percentage
                                                              1995    1994
Sunwood Village
Apartments         252 Units      $10,954,651   May  15, 1987   97%     95%
Las Vegas, NV

Bayberry Crossing
Shopping Center    56,113 Sq.Ft.  $ 4,175,012   Jun. 30, 1987   91%     88%
Lee's Summit, MO

Oak Terrace Active
Retirement
Center             129 Units      $ 8,604,769   Aug. 31, 1988   91%     96%
Springfield, IL

Oak Terrace
Healthcare Center   98 Beds       $ 3,980,340   Aug. 31, 1988  100%    100%
Springfield, IL

Thomasbrook
Apartments         196 Units      $ 5,992,092   Aug. 26, 1988   91%     93%
Shawnee, KS

Forest Park
Shopping Center   19,980 Sq.Ft.   $ 2,871,199   Nov. 23, 1988  100%     96%
St. Louis, MO

     (*) Based upon vacancy amount (in dollars) as a percent of gross possible rents.




(The remainder of this page left blank intentionally.)

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                             PART II


Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters.

         (A) There is no established public trading market for the Units of the Partnership.
         (B)  There have been no distributions the last three years.
         (C) As of December 31, 1995, the Partnership had admitted 2,722 Limited Partners who purchased 53,661 units.



(The remainder of this page left blank intentionally.)

Item 6.  Selected Financial Data.

                               Years Ended December 31,

OPERATING DATA           1995      1994      1993      1992     1991
(In Thousands)
 Rents                 $5,583    $5,435    $5,674    $6,102   $6,129
 Maintenance
  Escalations and
  Other Income            314       256       287       322      337
 Property Operating
  Expenses              3,021     2,878     2,960     3,308    3,655
 Interest Expense (1)   2,429     2,322     2,725     3,426    3,419
 Depreciation/
  Amortization          1,388     1,380     1,957     2,264    2,377
 Provision For
  Losses on Invest-
  ment Properties (2)     ---       ---       ---       ---      430
 (Gain) Loss on sale
   of Investment
   Property               ---       ---    (1,946)      ---    2,789
 Extraordinary
   gain on debt
   restructuring          890       ---       913       ---     ---
 Partnership Income
  (Loss)              $   (51)   $ (889)   $1,178   $(2,574)  (6,204)

Partnership Income
 (Loss) Per Limited
  Partnership
   Unit (3)           $(  .95)   $(16.40)  $ 21.74 $(47.48) $(114.47)

Cash Distributions
 Per Limited
  Partnership
   Unit (4)            $  ---    $   ---   $  ---  $   ---   $  ---


BALANCE SHEET DATA      1995       1994      1993      1992     1991
(In Thousands)
Total Assets           30,294     30,963    32,012    40,550   42,258
Mortgage Debt          27,581     28,556    28,677    38,361   37,761


    (1) Certain reclassifications have been made from interest expense to amortization to more accurately reflect the change in the bond discount amortization related to the Oak Terrace bond financing. There was no income effect as a result of these reclassifications.

    (2) During the fourth quarter of 1991, the Partnership reduced the carrying value of its commercial property portfolio to reflect market conditions within the real estate industry.

    (3) Partnership income (loss) per limited partnership unit is computed by dividing the income (loss) allocated to the Limited Partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 53,661 weighted average limited partnership units outstanding.

    (4) Cash distributions per limited partnership unit has been computed by dividing distributions paid to the Limited
         Partners by 53,661 weighted average limited partnership units outstanding.


(The remainder of this page intentionally left blank.)

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Results of Operations

         When comparing 1995 and 1994 operations, total revenues increased $206,000 (3.6%) primarily due to increased occupancy on both residential and commercial properties.

         Interest expense increased $107,000 (4.6%) to $2,429,000 for 1995. Depreciation and amortization went from $1,381,000 in 1994 to $1,388,000 in 1995.

         Total operating expenses for 1995 increased $143,000 (5.0%) from 1994 levels. Professional services decreased $7,000 (6.9%). Management fees increased $8,000 (3.2%), while general and administrative expenses increased $7,000 (5.3%). In 1995 the loss increased from ($889,000) in 1994 to ($942,000) in 1995 (5.9%).

         In The Pines revenues for 1993 were $682,000, while operating expenses were $315,000. Interest for 1993 was $369,000 and depreciation was $112,000. The following comparisons between the Partnership's 1994 and 1993 operations do not include these figures in order to provide a fair operational comparison for 1994 and 1993.

         The 1994 Partnership loss of $(889,000) is much better than the 1993 amount of $(1,681,000), prior to gains associated with debt
         restructuring and the sale of In The Pines.   When comparing 1994
         and 1993 operations, total revenues increased $413,000 (7.8%) to $5,691,000.

         Of this increase $308,000 was from residential property and $105,000 was from commercial property. These increases came about due to higher average rental rates, decreased rental concessions and improved occupancy levels. The higher residential rental rates, resulted in increased resident turnover and higher operating expenses. Operating expenses increased $233,000 (8.8%) to
         $2,878,000.   These increases were primarily in the areas of
         repairs, supplies, payroll, and utilities.

         Operational results and respective comparisons to prior years are dramatically impacted by the extensive debt restructuring achieved by the Partnership during 1993. This 1993 restructuring primarily consisted of the Partnership conveying In The Pines (ITP), which it purchased in 1987 for $6,367,000, to the property's second mortgage holder in exchange for the following consideration: (1) assumption by the conveyee of the first mortgage on ITP in the amount of $2,799,000; and (2) retirement of two existing lines of credit
         totaling $5,703,000.   The  total partnership debt retired by this

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations--Cont'd.

         Results of Operations--Cont'd.

         conveyance in 1993 was $8,501,000, which exceeded the original purchase price by approximately $2,100,000.

         The agreement also modified the debt service on the two short-term lines of credit for the period December 1, 1992 through date of conveyance. The modified debt service during this term was equal to the monthly cash flow generated by ITP. The General Partners determined that it was in the Partnership's best interest to complete the transaction, which resulted in a gain in the conveyance of the property measured at its fair market value in the amount of $1,946,000.

         In conjunction with the ITP agreement, the Partnership obtained a release of bond cash reserves of $2,100,000 from the lenders on Oak Terrace Active Retirement Center (OTARC). These funds were then used for a principal paydown of $1,900,000 on the hedged portion of the bonds on OTARC, which represented a prepayment of scheduled principal reductions through December 31, 1998. No additional principal payments are required until December, 1999. Upon receipt of the $1,900,000 paydown, the lender then released its mortgage on ITP, which allowed the Partnership to complete the ITP transaction as described above. The Partnership additionally reduced the bond discount balance to reflect this principal paydown.

         The General Partners anticipate 1996 operating results will continue to improve over 1995 and 1994 as a result of the continued planned increase in rental rates and decreased rental incentives. This planned increase in net rental income will be combined with continued efforts to reduce expenses.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations--Cont'd.

         Liquidity and Capital Resources

         During 1995, the primary source of working capital was provided by net cash from operating activities of $936,000. Investing activities for new equipment and additional bond reserves consumed $363,000 and financing activities consumed an additional $333,000. This resulted in an increase of cash of $239,000 during the year. Accrued interest increased during the year by $435,000. Thomasbrook Apartments' mortgage is past due by $540,296 as of December 31, 1995. The cash generated from operations for that property is insufficient to service the mortgage under the current payment requirements. The General Partner has had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service.

         The Sunwood Village Apartment mortgage matures on April 1, 1996.
         The Partnership is aggressively seeking replacement financing and has had extensive negotiations with the current lender concerning an extension of the existing debt. Placement of new mortgages or extensions of existing debt could have a significant impact on the Partnership's cash flow.

         During 1994, the primary source of working capital was provided by operating activities. Operations generated $541,000, while investing activities for new equipment and additional bond reserves consumed $229,000 and financing activities consumed an additional $236,000, resulting in an increase of cash of $76,000 during the year. The increased cash flow from improved rent receivable collections and improved operations, allowed the partnership to reduce accounts payable by $145,000.

         Accrued interest increased during the year by $78,000.

         During 1993, $10,700,000 of debt was scheduled to mature. The conveyance of In The Pines eliminated approximately $8,501,000 of debt. Additionally, $1,900,000 of restricted deposits related to the Oak Terrace financing agreement were applied toward the unpaid principal balance of the bonds outstanding. A $2,000,000 promissory note was obtained during the first quarter of 1993, with the proceeds used to retire a like amount of existing debt. These transactions, as well as approximately $100,000 of cash flow from operations, were used to satisfy the $10,700,000 of debt maturities during 1993.

         The General Partners believe that sufficient working capital will be available during 1996 to fund known, on-going operating and capital requirements of the

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations--Cont'd.

         Liquidity and Capital Resources--Cont'd.

         Partnership. In 1996, the Partnership anticipates cash flow from operations will improve because management intends to 1) improve occupancy on the commercial properties; 2) achieve rental rate increases; 3) decrease the amount of promotional rent discounts offered on the residential properties; and 4) continue to maintain stringent controls over expenses.

         The General Partners intend to evaluate the property portfolio to determine if it is prudent to offer one or more properties for sale or possibly restructure the related financing packages. Any unleveraged portion of the net sales proceeds or favorable refinancing terms will generate additional working capital.

         The General Partners have determined it prudent to discontinue cash distributions until such time that adequate working capital reserves are available.

Item 8.  Financial Statements and Supplementary Data.


          SECURED INVESTMENT RESOURCES FUND, L.P. II

                                   Index
                                                       Page

          Independent Auditors' Report                   13

          Financial Statements:

          Balance Sheets - December 31,
          1995 and 1994                               14-15

          Statements of Operations -
          Years Ended December 31, 1995, 1994
          and 1993                                       16

          Statements of Partnership Capital -
          Years Ended December 31, 1995,
          1994 and 1993                                  17

          Statements of Cash Flows - Years
          Ended December 31, 1995, 1994
          and 1993                                    18-19

          Notes to Financial Statements               20-32

                 INDEPENDENT AUDITORS' REPORT


The Partners
Secured Investment Resources Fund, L.P. II
Mission, KS

     We have audited the accompanying balance sheets of Secured Investment Resources Fund, L.P. II as of December 31, 1995 and 1994, and the related statements of operations, partnership capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management.

Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note C, the Partnership has mortgage loans that mature during the next fiscal year or is delinquent on scheduled payments. The Partnership is in current negotiations with these mortgage holders to extend or refinance these obligations.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. II at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                 s/  BDO Seidman, LLP


St. Louis, Missouri
April 10, 1996

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS

                                                    December 31,
                                                1995             1994
ASSETS

INVESTMENT PROPERTIES (Notes B and C)
  Land and buildings                        $ 36,217,082      $36,167,642
  Furniture, fixtures and equipment            1,797,522        1,488,893
                                              38,014,604       37,656,535
  Less accumulated depreciation
    and allowance for losses                  10,725,975        9,529,532
                                              27,288,629       28,127,003

RESTRICTED DEPOSITS
  Bond cash reserves (Note C)                  1,510,000        1,510,000
  Bond principal reduction reserves              429,924          424,464
                                               1,939,924        1,934,464

OTHER ASSETS
  Cash                                           522,835          284,224
  Rents and other receivables, less
    allowance of $45,475 in 1995 and
    $47,282 in 1994                               12,069           21,472
  Due from related parties (Note D)              174,423          173,996
  Prepaid expenses                               111,061          130,672
  Debt issuance costs, net of accumulated
    amortization of $129,854 in 1995 and
    $88,602 in 1994                               89,487          129,775
  Commercial commissions, deposits and
    other                                        155,700          161,674

                                               1,065,575          901,813


                                            $ 30,294,128      $30,963,280

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                      December 31,
                                                   1995         1994

LIABILITIES AND PARTNERSHIP CAPITAL

Mortgage debt (Note C)                        $ 27,581,485  $28,555,529
Deferred interest (Note C)                       1,126,213    1,108,465
Accrued interest                                   688,468      368,403
Accounts payable and accrued
  expenses (Note G)                                398,997      391,988
Unearned revenue                                    14,358       14,012
Tenant security deposits                           140,325      129,306

      TOTAL LIABILITIES                         29,949,846   30,567,703


PARTNERSHIP CAPITAL
  General Partners
    Capital contribution                             1,000        1,000
    Partnership deficit                           (185,586)    (185,073)
                                                  (184,586)    (184,073)
  Limited Partners
    Capital contributions                       18,901,831   18,901,831
    Partnership deficit                        (18,372,963) (18,322,181)
                                                   528,868      579,650
      TOTAL PARTNERSHIP CAPITAL                    344,282      395,577

                                              $ 30,294,128  $30,963,280

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II
STATEMENTS OF OPERATIONS
                                        Years Ended December 31,
                                  1995              1994            1993

REVENUES
  Rents                       $ 5,583,063       $ 5,435,088     $ 5,674,072
  Interest                          3,601               ---             709
  Maintenance escalations         310,848           256,181         286,067
                                5,897,512         5,691,269       5,960,848

OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                    2,514,846         2,379,688       2,415,631
  General and administrative
    expenses                      136,511           129,607         132,319
  Professional services (Note D)   96,400           103,593         133,889
  Management fees (Note D)        273,304           264,876         277,925
                                3,021,061         2,877,764       2,959,764

NET OPERATING INCOME            2,876,451         2,813,505       3,001,084

NON-OPERATING EXPENSES
  Interest                      2,429,217         2,322,166       2,724,453
  Depreciation and
    amortization                1,388,895         1,380,517       1,957,380
  Gain on sale of
    investment property               ---               ---      (1,946,430)
                                3,818,112         3,702,683       2,735,403
Partnership income (loss)
  before extraordinary item    (  941,661)       (  889,178)        265,681

Extraordinary gain on
  debt restructuring--
  (Note C)                        890,366               ---         912,660

PARTNERSHIP INCOME (LOSS)     $(   51,295)      $ ( 889,178)    $ 1,178,341

Allocation of income (loss)
  General Partners            $(      513)     $ (    8,892)    $    11,783

  Limited Partners             (   50,782)       (  880,286)      1,166,558

                              $(   51,295)      $(  889,178)    $ 1,178,341
Per Limited Partnership Unit
  Income (loss) before
  extraordinary item          $    (17.37)     $     (16.40)    $      4.90

  Extraordinary item                16.42               ---           16.84

Total per Limited
  Partnership Unit            $    (  .95)     $     (16.40)    $     21.74

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL

Years Ended December 31, 1995, 1994 and 1993

                                      General       Limited
                                     Partners      Partners      Total


Balances at January  1, 1993          (186,964)      293,378      106,414

Partnership income                      11,783     1,166,558    1,178,341

Balances at December 31, 1993         (175,181)    1,459,936    1,284,755

Partnership loss                       ( 8,892)   (  880,286)   ( 889,178)

Balances at December 31, 1994         (184,073)      579,650      395,577

Partnership loss                       (   513)   (   50,782)   (  51,295)

Balances at December 31, 1995       $ (184,586)   $  528,868    $ 344,282

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF CASH FLOWS
                                            Years Ended December 31,
                                       1995           1994          1993

OPERATING ACTIVITIES
 Partnership (loss) income         $  (   51,295) $ (  889,178) $  1,178,341
 Adjustments to reconcile
  partnership (loss) income to net
  cash provided by operating activities:
   Depreciation and amortization       1,388,895     1,380,517     1,957,380
   Gain on sale of
    investment property                      ---           ---    (1,946,430)
   Gain on debt restructuring          ( 890,366)          ---    (  912,660)
   Provision for losses on rents
    and other receivables               ( 24,638)     ( 16,385)   (  137,741)
   Changes in assets and liabilities:
     Rents and other receivables          34,041        52,251       144,999
     Prepaid expenses                     19,611        48,381        74,156
     Commercial commissions,
       deposits and other                  5,974        42,313      (141,166)
     Accounts payable
       and accrued expenses                7,009      (144,774)     (181,157)
     Accrued interest                    435,431        78,117       123,471
     Unearned revenue                        346       ( 3,520)      (12,373)
     Tenant security deposits             11,019       ( 6,187)      (66,409)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                   936,027       541,535        80,411

INVESTING ACTIVITIES
  Improvements to investment
    properties                          (358,069)     (226,809)     (222,028)
  Increase in restricted bond
    cash reserves                       (  5,460)     (  2,592)          ---
  Restricted deposits used to fund
    principal payment on bonds
    payable and accounts payable             ---           ---     2,096,949

 NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                  (363,529)     (229,401)    1,874,921

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                           Years Ended December 31,
                                       1995           1994          1993

FINANCING ACTIVITIES

  Deferral of interest payable     $     17,748   $     38,154  $    176,833
  Debt issuance costs                   (   964)       ( 2,708)     ( 66,033)
  Advances (to) from related
     parties                            (   427)         1,138        86,235
  Proceeds from issuance of debt            ---            ---       800,000
  Principal payments on debt           (350,244)      (273,009)   (3,051,644)

  NET CASH USED IN
   FINANCING ACTIVITIES                (333,887)      (236,425)   (2,054,609)

INCREASE (DECREASE) IN CASH             238,611         75,709    (   99,277)

CASH BEGINNING OF YEAR                  284,224        208,515       307,792

CASH END OF YEAR                   $    522,835   $    284,224  $    208,515



See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS

Note A--SIGNIFICANT ACCOUNTING POLICIES

Organization and Business--Secured Investment Resources Fund, L.P. II
(the Partnership) is a Delaware limited partnership formed pursuant to the Delaware Revised Uniform Limited Partnership Act on July 1, 1986. The General Partners' and Limited Partners' interest in Partnership earnings or loss initially amounts to 1% and 99%, respectively. The allocation of the 1% interest between the General Partners is discretionary. At such point in time cash distributions to the Limited Partners amount to their original invested capital plus interest at a rate of the greater of 8% (10% for those investors who subscribed for units on or before December 31, 1986) or the increase in the consumer price index per annum, cumulative non-compounded on their adjusted invested capital, earnings or loss will be allocated 15% to the General Partners and 85% to the Limited Partners.

Restricted Deposits--These restricted deposits are deposited into Money Market Treasury Funds and Certificates of Deposits. The Partnership expects to hold these until bond maturity. The amortized cost carrying value equals market value. Depreciation--Investment property is depreciated on a straight-line basis over the estimated useful life of the property (30 years for buildings and 5 years for furniture, fixtures and equipment). Improvements are capitalized and depreciated over their estimated useful lives. Maintenance and repair expenses are charged to operations as incurred.

Income Taxes--Any tax liabilities or benefits arising from Partnership operations are recognized individually by the respective partners and, consequently, no provision will be made by the Partnership for income taxes or income tax benefits.

Partnership Income or Loss Per Limited Partnership Unit--
Partnership income or loss per limited partnership unit is computed by dividing loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 53,661 weighted average limited partnership units outstanding.

Debt Issuance and Refinancing Costs--Loan costs in the amount of $964, $2,708 and $66,033 were incurred and capitalized by the Partnership in 1995, 1994 and 1993, respectively. These costs are being amortized over the term of the related loans.

Reclassifications--Certain items in the 1995, 1994 and 1993 financial statements have been reclassified. No income effect resulted from these reclassifications.

Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standards--In March 1995, the FASB issued its Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management does not expect the application of this pronouncement to have a material effect on the financial statements of the Partnership.



(The remainder of this page intentionally left blank.)

NOTE B--INVESTMENT PROPERTIES

Investment properties consists of the following:

                                              December 31,

                                          1995             1994
Cost (including capital
  improvements subsequent
  to acquisition):

   Bayberry Crossing Shopping
     Center                           $  4,451,962     $ 4,340,260
   Forest Park Shopping Center           2,944,655       2,943,642
   Thomasbrook Apartments                6,579,745       6,461,987
   Sunwood Village Apartments           11,285,696      11,192,956
   Oak Terrace Healthcare Center         3,980,340       3,980,340
   Oak Terrace Active Retirement
     Center                              8,763,727       8,728,871
   Other equipment                           8,479           8,479
                                        38,014,604      37,656,535
Less

   Accumulated depreciation              9,975,975       8,779,532
   Allowance for losses on
     investment properties                 750,000         750,000

                                      $ 27,288,629     $28,127,003

During 1991 and 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties.

Sunwood Village Apartments is security to a non-recourse purchase money note as disclosed in Note C which is due April 1, 1996. The net book value of this property at December 31, 1995 was $8,303,000 as compared to long-term debt of $8,137,000.

Thomasbrook Apartments is security to a non-recourse purchase money note as disclosed in Note C which is currently past due as well as one-half of 1994 and all of 1995 real estate taxes. The net book value of this property at December 31, 1995 was $4,219,000 as compared to long-term debt of $4,984,000, accrued interest payable of $540,000 and delinquent real estate taxes of $116,000.

Depreciation expense was $1,196,443, $1,189,238 and $1,414,146 for the year ended December 31, 1995, 1994 and 1993, respectively.

NOTE C--MORTGAGE DEBT

Non-recourse mortgage debt consists of the following:

                                               December 31,

                                              1995         1994

Collateralized by Investment Property:

  First Mortgages:

    Bayberry Crossing Shopping Center     $   831,023  $  835,292
    Forest Park Shopping Center             1,288,958   1,383,627
    Thomasbrook Apartments                  4,984,179   4,995,784
    Sunwood Village Apartments              8,136,792   8,264,056
    Oak Terrace Active Retirement
     Center (OTARC) and Oak Terrace
     Healthcare Center (OTHCC)             12,800,000  12,800,000
       Less bond discount                  (2,353,042) (2,504,242)

 Second Mortgages:

    Bayberry Crossing Shopping Center       1,893,575   1,931,012
    Thomasbrook Apartments                        ---     850,000

                                          $27,581,485 $28,555,529

Bayberry Crossing Shopping Center (Bayberry)

A purchase money note in the original amount of $1,850,000 is collateralized by Bayberry. A principal paydown of $845,000 was made in March 1993 and the note was rewritten with a principal balance of $841,761. Principal and interest payments are due monthly at a fixed amount of $6,358. The interest rate is prime plus 2.00% and amortization is adjusted, based upon the change in the interest rate, to maintain a 28 year amortization schedule through the maturity date of March 1998. The interest rate at December 31, 1995 was 10.5%.

Also in March 1993, the Partnership placed a second mortgage on Bayberry in the amount of $2,000,000. Proceeds from the loan were used to retire a $1,200,000 line of credit and reduce the first mortgage to $841,761. Principal and interest payments are due monthly with a fixed interest rate of 8.00% and an amortization of 25 years through the maturity date of February 1998.

Forest Park Shopping Center (Forest Park)

A bond financing agreement with a current balance of $1,288,958 is collateralized by Forest Park. Principal and interest payments are due monthly. Interest is calculated at 80% of the current prime rate and adjusted annually. Monthly principal is due at an amortization rate of 17 1/2 years, which fully amortizes the loan through the maturity date of March, 2008. The bonds are callable on April 1, 1998 and 2003. The interest rates at the adjustment dates of April 1, 1995, 1994 and 1993 were 7.20%, 6.25%, and 6.0% respectively.

Thomasbrook Apartments (Thomasbrook)

A purchase money note with a current balance of $4,984,179 is collateralized by Thomasbrook. Principal and interest payments are due monthly in an amount necessary to amortize the principal over thirty years. The current interest rate is 9.25% and increases to 9.5% on September 1, 1996, which remains in effect through the maturity date of September 1, 2000.

As of December 31, 1995, the mortgage for Thomasbrook Apartments is past due by $540,296 due to the negative cash flow status of the apartment complex.
The General Partner and the lender are engaged in ongoing negotiations related to a restructure of this debt and it is anticipated that a restructure will be completed in 1996.

Related to the Thomasbrook Apartments, the second mortgage of $850,000 was paid in full on May 25, 1995 for the discounted amount of $75,000. That payment fully retired the principal amount of $850,000 as well as accrued interest in the amount of $115,366 resulting in a gain to the Partnership of $890,366.

Sunwood Village Apartments (Sunwood)

A purchase money note with a current balance of $8,136,792 is collateralized by Sunwood. Principal and interest payments are due monthly at the current interest rate of 9.93% through the maturity date of April 1, 1996. The loan structure includes a credit enhancement fee due at maturity. The cost of the credit enhancement has been charged to interest expense. As of December
31, 1995 and 1994, $371,095 has been accrued.

Oak Terrace Active Retirement Center (OTARC) and Oak Terrace
Healthcare Center  (OTHCC)

A bond financing agreement is collateralized by OTARC, OTHCC, and interest earned on bond cash reserves and debt service reserves invested in Money Market Mutual Funds ($1,510,000) and Certificates of Deposit ($429,924).
The original principal balance of $15,100,000 consisted of variable rate demand multi-family housing revenue bonds, which mature serially from December 31, 1991 to December 2015. The effective rate was fixed on the commencement date of the bonds based on 20 Year U.S. Treasury Bonds futures contracts. The bonds contained a financing agreement providing for the financial institution to receive a fee to fix the interest rate at 6.2% on $10,700,000 of the principal balance. The bond discount paid to obtain this agreement is amortized over the life of the bonds using an effective interest rate method. The remaining $4,400,000 of the original principal balance bears interest at variable rates. This rate, which is determined weekly by the Remarketing Agent, is based upon his opinion as to the minimum rate necessary to sell the Bonds (at par) in a secondary market. At December 31, 1995 the variable rate was 6.2%. The current $12,800,000 balance of bonds consist $4,400,000 at an variable interest rates and $8,400,000 at the fixed interest rates.

The Partnership had the option to pay or defer payment on the difference in the fixed rate 6.2% on the $10,700,000 bonds and the reduced rate of 4.22%. On April 20, 1994 the fixed rate was reduced to 4.22%. The balance of deferred interest was then fixed at $737,370. This amount has been accrued and is reflected in deferred interest.

Pursuant to the terms of the bond financing agreement, certain cash reserves are required and are designated for scheduled principal payments and replacement reserves. Interest earned on these reserves is recorded as a reduction of interest expense and is considered in the computation of the amortization of the bond discount. As of December 31, 1995 and 1994, the unamortized balance of the bond discount was $2,353,042 and $2,504,242, respectively.

In 1993, the Partnership reached an agreement with the lender whereby the lender released $2,096,949 of bond cash reserves to the Partnership in exchange for a principal paydown of $1,900,000 on the variable rate portion of the bonds. The principal paydown was a prepayment of scheduled principal reductions through December 31, 1998. Therefore, no additional principal payments are required until December 1999.

Upon receipt of the $1,900,000 paydown, the lender then released its second mortgage on a property disposed of in 1993. The Partnership additionally reduced the bond discount balance to reflect this principal paydown.

Cash paid for interest totaled $2,220,221, $2,209,797 and $2,482,926 during 1995, 1994, and 1993, respectively.

Maturities of mortgage debt are as follows:

          Year
          1996                          $ 8,295,000
          1997                              164,525
          1998                            2,783,637
          1999                              135,362
          2000                            4,903,980
          Thereafter                     13,652,023
                                         29,934,527
          Bond discount                  (2,353,042)

          Net debt outstanding          $27,581,485

NOTE D--RELATED PARTY TRANSACTIONS

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual general Partner had a majority interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to The Hoyt Group and SPECS, Inc. are as follows:

                                  Years Ended December 31,
                                1995        1994       1993

Property management fees      $273,304    $264,876   $277,925
Professional services           48,000       -0-        -0-
                              $321,304    $264,876   $277,925

These professional services were provided by an unrelated entity previous to January 1, 1995.

The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership exception for Forest Park whose Management Fee is equal to 3% and Oak Terrace Health Care which pays 2% in Management Fees. There was no management fee due for the years ended December 31, 1995, 1994 and 1993.

Amounts due from (to) related parties consist of the following:

                                              December 31,
                                           1995         1994
Secured Investment Resources II, Inc.   $  174,423   $  173,996
                                        $  174,423   $  173,996

The amount due from Secured Investment Resources II, Inc. represents excess syndication costs. Because of many factors, the Partnership did not raise the level of capital anticipated during the initial offering period. As a result, syndication and acquisition costs exceeded the amount allowed per the Partnership Agreement. The General Partners are obligated to reimburse these excess costs/fees.

NOTE E--CASH DISTRIBUTIONS

No distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

NOTE F--PARTNERSHIP LIQUIDITY

The Partnership operates within the real estate industry and is subject to its economic forces, which contributes additional liquidity risk to the Partnership's investment portfolio. These risks include, but are not limited to, changes in general or local economic conditions, changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real estate taxes, federal or local economic or rent controls, floods, earthquakes and other acts of God and other factors beyond the control of the Partnership's management. The illiquidity of real estate investments generally may impair the ability of the Partnership to respond promptly to changing economic conditions.

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1996. The primary source of working capital is expected to be cash flow from operations which is expected to improve over that of the previous year due to improved operations.

Certain positive factors that are expected to affect 1996 operations are improved occupancy on the commercial properties, residential rental rate increases and decreased usage of promotional rent discounts. It is also expected that stringent controls over expenditures will be maintained.

The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership, and will influence the achieved results.

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

                                        December 31,
                                     1995          1994

Vendor accounts payable          $    47,135   $     79,889
Real estate / property taxes         246,510        191,535
Commercial lease commissions             ---         11,364
Professional fees                     53,733         55,704
Utilities                             23,652         30,229
Payroll reimbursement                 27,967         23,267
                                 $   398,997   $    391,988

As of December 31, 1995, delinquent real estate taxes are $116,441 and consist of one-half of 1994 and all of 1995 for Thomasbrook Apartments.


(The remainder of this page intentionally left blank.)

NOTE H--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from: 1) depreciation and amortization; 2) losses and provision for losses on investment properties; and 3) provision for doubtful accounts. The effect of these items is summarized as follows:

                                             December 31,
                                            1995         1994
Financial reporting basis:
  Total assets                          $ 30,294,128  $30,963,280
  Total liabilities                      (29,949,846) (30,567,703)

  Total Partners' capital               $    344,282  $   395,577

Tax basis:
  Total assets                          $ 37,895,516  $38,611,186
  Total liabilities                      (34,718,036) (35,382,139)

  Total Partners' capital               $  3,177,480  $ 3,229,047


                                       Years Ended December 31,

                                  1995           1994         1993
Partnership income
  (loss)--financial
  reporting purposes          $(   51,295)   $(  889,178)   $1,178,341
Book versus tax differences
  due to:
    Deferred interest             129,977     (  129,977)       ---
    Depreciation and
      amortization                (44,713)       (46,211)      238,815
    Bond discount
      amortization                (98,010)    (  139,719)      546,600
    Gain (loss) on sale of
      investment property           ---            ---        (340,361)
    Unearned income                14,358          ---          ---
    Provision for doubtful
      accounts                     (1,805)      ( 16,120)     (210,189)
    Other                           1,921          1,961           ---
                                    1,728       (330,066)      234,865
Partnership income
  (loss)--federal income
  tax purposes                $(   49,567)   $(1,219,244)   $1,413,206

NOTE I--LEASES

Rental income on investment properties is reported when earned. The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received as of December 31, 1995 are as follows:

               1996        $  618,863
               1997           425,564
               1998           219,516
               1999           170,551
               2000           111,071

               TOTAL       $1,545,565

NOTE J--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash activity for the year ended December 31, 1993 follows:

                                                       1993
Conveyance of the In The Pines Apartments and

OTARC principal paydown:

  Net book value of assets conveyed               $  5,153,570

  Mortgage debt retired                             (8,501,360)
  Other liabilities assumed (net)                      (57,900)
  Reduction in bond discount                           546,600

                                                  $ (2,859,090)


(The remainder of this page intentionally left blank.)

NOTE K--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and Short-term Investments. The carrying amount approximates fair value because of the short maturity of those instruments.

Long-Term Debt. The fair value of the Partnership's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities.

The estimated fair values of the Partnership's financial instruments are as follows:

                                        Carrying         Fair
          1995                           Amount         Value

     Cash and short-term investments  $ 2,462,800   $ 2,462,800

     Long-term debt                   $27,581,500   $27,210,000

Item 9.  Changes in and Disagreement with Registrant's Certifying
         Accountants on Accounting and Financial Disclosure.

          None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The General Partners of the Partnership are James R. Hoyt and Secured Investment Resources II, Inc.

          Secured Investment Resources II, Inc. (the Corporate General Partner) was incorporated under the laws of the state of Missouri on June 20, 1986 for the purpose of acting as General Partner and Acquisition Agent of the Partnership.

          As of December 31, 1995, Mr. James R. Hoyt is the sole officer and director.

          James R. Hoyt (the Individual General Partner), age 58, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

          Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. (S.I.R.) and Secured Investment Resources Fund, L.P. III, (S.I.R. III). Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1995, these partnerships, including Secured Investment Resources Fund, L.P. II, have raised a total of $60,709,750.

Item 11.  Management Compensation

          During 1995, the Partnership paid $273,304 in fees to related parties for property management services.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          (a)  Security Ownership of certain beneficial owners.

               No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the registrant's securities.

          (b)  Security ownership of Management.

               The General Partners own less than 1%.

          (c)  Change in Control.

               None.

Item 13.  Certain Relationships and Related Transactions.

          See Notes to Financial Statements, Note D appearing in Item 8.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


          (a)(1)    The following Financial Statements of Secured
                    Investment Resources Fund, L.P. II are included in
                    Item 8:

                                                                  Page

                    (i)   Independent Auditors' Report               13
                    (ii)  Balance Sheets -
                           December 31, 1995 and 1994             14-15

                    (iii) Statements of Operations -
                           Years Ended December 31, 1995,
                           1994 and 1993                             16

                    (iv)  Statements of Partnership
                           Capital - Years Ended December 31,
                           1995, 1994 and 1993                       17

                    (v)   Statements of Cash Flows -
                           Years Ended December 31, 1995,
                           1994 and 1993                          18-19

                    (vi)  Notes to Financial Statements           20-32
     (a)(2) The following Financial Statement Schedules are filed as part of this report:

                    (i)   Schedule II - Allowance for Doubtful
                           Accounts Statement Information            37

                    (ii)  Schedule III - Real Estate and
                           Accumulated Depreciation               41-42


     All schedules other than those indicated in the index have been omitted as the required information is presented in the financial statements, related notes or is inapplicable.
      Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K--Cont'd.

  (a)(3) The following Exhibits are Incorporated by Reference and are an integral part of this Form 10-K.

Exhibit Number                          Description

     (1)                 (a)  Amendment to Dealer Manager
                              Agreement dated April 30, 1987.
                              (ix)

     (3)                 (a)  Amended and Restated Agreement of
                              Limited Partnership. (iii)

                         (b)  Second Amendment to Restated
                              Certificate and Agreement of
                              Limited Partnership. (vii)

                         (c)  Certificate of Limited Partnership. (i)

     (4)                 (a)  Form of Subscription Agreement. (iii)

                         (b)  Form of Certificate evidencing
                              units. (i)

                         (c)  See 3(a) & 3(b) above. (iii)

                         (d)  See 3(c) above. (i)

     (10)                (a)  Property Management Agreement
                              between the Partnership and The
                              Hoyt Group Limited Partnership. (i)

                         (b)  Escrow Agreement between the
                              Partnership and The Mission Bank. (ii)

                         (c)  Administrative Services Agreement
                              between Secured Investment
                              Resources II, Inc. and the
                              Partnership. (i)

                         (d)  Real Estate Contract of Sale and
                              Exhibit for Sunwood Apartments. (iv)

                         (e)  Deed of Trust, Promissory Note and
                              Exhibits for Sunwood Apartments. (vi)

                         (f)  Real Estate Contract of Sale and
                              Exhibits for Bayberry Crossing
                              Shopping Center. (v)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K--Cont'd.

Exhibit Number                          Description

                         (g)  Deed of Trust, Promissory Note and
                              Exhibits for Bayberry Crossing
                              Shopping Center. (vi)

                         (h)  Real Estate Purchase Agreement and
                              Exhibits for Country Club Place
                              Shopping Center. (vi)

                         (i)  Deed of Trust, Promissory Note and
                              Exhibits for Country Club Place
                              Shopping Center. (vi)

                         (j)  Real Estate Purchase Agreement and
                              Exhibits for In The Pines
                              Apartments. (viii)

                         (k)  Deed of Trust, Promissory Note and
                              Exhibits for In The Pines
                              Apartments. (viii)

                         (l)  Asset Purchase Agreement and
                              Exhibits for Oak Terrace Active
                              Retirement Community. (x)

                         (m)  Asset Purchase Agreement and
                              Exhibits for Oak Terrace Health
                              Care Center. (x)

                         (n)  Lease for Oak Terrace Health Care
                              Center. (x)

                         (o)  Loan Agreement for Bond Financing
                              on Oak    Terrace Active Retirement
                              Community. (x)

                         (p)  Real Estate Contract of Sale and
                              Exhibits for Forest Park Shopping
                              Center. (xi)

                         (q)  Real Estate Contract of Sale and
                              Exhibits for Thomasbrook
                              Apartments. (xii)

                         (r)  Loan Assumption Documents for
                              Thomasbrook Apartments. (xii)

     (16)                (a)  Letter regarding Change in
                              Certified Accountant. (xi), (xiii)

     (25)                (a)  Power of Attorney (i)

     (28)                (a)  Guarantee of General Partners. (i)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K--Cont'd.

(i) Previously filed on July 17, 1986 as an Exhibit to the Registration Statement on Form S-11 (file no. 33-7302) such Exhibit and Registration Statement incorporated herein by reference.

(ii)     Previously filed on September 25, 1986 as an Exhibit to
         Amendment #1 to the Registration Statement of Form S-11 such Exhibit and Registration Statement incorporated herein by reference.

(iii)    Previously filed on September 25, 1986 in the
         Prospectus as part of Amendment #1 to Registration
         Statement and incorporated herein by reference.

(iv)     Previously filed as an exhibit to Form 8-K dated June
         2, 1987 and incorporated herein by reference.

(v)      Previously filed as an exhibit to Form 8-K dated June
         5, 1987 and incorporated herein by reference.

(vi)     Previously filed as an exhibit to Registration
         Statement on Form S-11 (file No. 33-7302) dated August
         13, 1987 and incorporated herein by reference.

(vii)    Previously filed as an Exhibit to the Supplement
         Prospectus dated August 13, 1987 as part of Post-effective Amendment No. 4 to the Registration Statement on Form S-11 (file No. 33-7302) and incorporated herein by reference.

(viii    Previously filed as an Exhibit to Form 8-K dated
         January 13, 1988 and incorporated herein by reference.

(ix) Previously filed as an Exhibit to Form 8, amendment to Form 8-K dated February 29, 1988 and incorporated herein by reference.

(x)      Previously filed as an Exhibit to Form 8-K dated
         September 14, 1988 and incorporated herein by reference.

(xi)     Previously filed as an Exhibit to Form 8-K dated
         December 7, 1988 and incorporated herein by reference.

(xii)    Previously filed as an Exhibit to Form 10-K dated March
         30, 1989 and incorporated herein by reference.

(xiii)   Previously filed as an Exhibit to Form 8-K dated
         December 4, 1989 and incorporated herein by reference.

(b)      Report of Form 8-K filed during the fourth quarter

          None.

               Secured Investment Resources Fund L.P. II
             Schedule II - Allowance for Doubtful Accounts
                          December 31, 1995

             Balance at      Additions    Bad Debt Write  Balance at
            Beginning of    Charged to     Offs Deducted      End
               Period       Operations    From Allowance   of Period

For Years Ended December 31,

     1993       $273,589     $(137,741)         $ 72,448     $63,400

     1994         63,400      ( 16,385)              267      47,282

     1995         47,282      ( 24,638)           22,831      45,475

                 Secured Investment Resources Fund, L.P. II
                                        Schedule III - Real Estate & Accumulated Depreciation
                                                          December 31, 1995
                                               Initial Cost to Partnership  (A)       Subsequent to Acquisition
                                                        Buildings &    Furniture                   Reduction
                              Encumbrances     Land     Improvements   Equipment    Improvements  of Basis (B)
Other Equipment                                                                       $    8,479
Garden Apartments:
   Sunwood Apartments           $8,136,792  $1,375,448    $9,706,178     $123,000        350,960     (269,890)
   Las Vegas, NV

   Thomasbrook Apartments        4,984,179     655,327     5,305,193                     847,647     (228,422)
   Shawnee, KS

Strip Shopping Centers
   Bayberry Crossings            2,724,598     607,184     3,729,847                     355,815     (240,885)
   Lee's Summit, MO

   Forest Park                   1,288,958     504,761     2,372,378                     110,727      (43,211)
   St. Louis, MO

Retirement Center:

     Retirement Center
   Springfield, IL              11,744,225     258,269     8,174,500      172,000        158,958

Nursing Home:
   Oak Terrace Health
     Care Center                 1,055,775     273,834     3,412,956      293,550
   Springfield, IL

Less Bond Discount on
   Oak Terrace Active
    Retirement Center and       (2,353,042)
    Health Care Center
                               $27,581,485  $3,674,823   $32,701,052   $  588,550     $1,832,586    $(782,408)

                                           Gross Amount at Which
                                         Carried at Close of Period
                                            Buildings &    Furniture                Accumulated       Date      Depreciation
                                    Land   Improvements    Equipment     Total      Depreciation(3)   Acquired       Life

Other Equipment                                                8,479        8,479          8,210                    5 Yrs (2)

Garden Apartments:
   Sunwood Apartments            1,340,364   9,535,429       409,903   11,285,696      2,982,600     15-May-87     30 Yrs (1)
   Las Vegas, NV                                                                                                    5 Yrs (2)
   Thomasbrook Apartments          451,058   5,709,188       419,499    6,579,745      1,909,546     26-Aug-88     30 Yrs (1)
   Shawnee, KS                                                                                                      5 Yrs (2)

Strip Shopping Centers
   Bayberry Crossings              574,761   3,615,680       261,521    4,451,962      1,141,514     30-Jun-87     30 Yrs (1)
   Lee's Summit, MO                                                                                                 5 Yrs (2)

   Forest Park Shopping Center     492,694   2,356,817        95,144    2,944,655      1,318,772     23-Nov-88     30 Yrs (1)
   St. Louis, MO                                                                                                    5 Yrs (2)

Retirement Center:
   Oak Terrace Active
    Retirement Center
   Springfield, IL                 258,269   8,196,032       309,426    8,763,727      2,237,505     31-Aug-88     30 Yrs (1)
                                                                                                                   5 Yrs (2)

Nursing  Home:
   Oak Terrace Health
    Care Center                    273,834   3,412,956       293,550    3,980,340      1,127,828     31-Aug-88     30 Yrs (1)
   Springfield, IL                                                                                                  5 Yrs (2)
                                $3,390,980 $32,826,102    $1,797,522  $38,014,604     $10,725,975

(1) Estimated useful life of buildings.
(2) Estimated useful life of furniture and fixtures.
(3) Includes allowance for losses of $750,000.
NOTES:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including $205,582 and $145,578 of improvements incurred in 1988 and 1987, respectively, which were contemplated at the time the property was acquired.

  (B) Receipts received under the terms of certain guarantee agreements are recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates.

                                       Secured Investment Resources Fund, L.P. II
                                  Schedule III - Real Estate & Accumulated Depreciation -- Continued
                                                           December 31, 1995
                                                                                   Buildings &   Furniture #
                                                               Total       Land   Improvements     Equipment
(C)  Reconciliation of Real Estate owned:
Balance at  January  1, 1993                             $44,067,964   $3,844,064    $38,151,746    $2,072,154
   Additions during year:
     Improvements                                            222,029                     115,482       106,547
     Reclassifications                                                                   107,214      (107,214)
   Dispositions during year                               (6,860,267)    (453,085)    (5,631,896)     (775,286)

Balance at December 31, 1993                             $37,429,726   $3,390,979    $32,742,546    $1,296,201
   Additions during year:
     Improvements                                            226,809          ---         34,117       192,692

Balance at December 31, 1994                              37,656,535    3,390,979     32,776,663     1,488,893
   Additions during year:
     Improvements                                            358,069          ---         49,439       308,629

Balance at December 31, 1995                             $38,014,604   $3,390,979    $36,217,081    $1,797,522

(D)  Reconciliation of Accumulated Depreciation
Balance at January 1, 1993                                 8,632,839          ---      7,005,614     1,627,225
   Additions during year:
      Depreciation Expense                                 1,414,152                   1,203,371       210,781
      Reclassifications                                                                 (131,407)      131,407
   Dispositions during year                               (1,706,698)         ---     (1,042,565)     (664,133)

Balance at December 31, 1993                               8,340,293          ---      7,035,013     1,305,280
   Additions during year:
     Depreciation Expense                                  1,189,239          ---      1,100,507        88,732

Balance at December 31, 1994                               9,529,532          ---      8,135,520     1,394,012
   Additions during year:
     Depreciation Expense                                  1,196,443          ---        877,397       319,046

Balance at December 31, 1995                             $10,725,975          ---     $9,012,917    $1,713,058

(E) The total gross amount of real estate at December 31, 1995 includes $3,085,450 of acquisition fees paid to affiliates.

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               SECURED INVESTMENT RESOURCES FUND, L.P. II
                    A Delaware Limited Partnership
                             (Registrant)



               By:
                         James R. Hoyt
                    as Individual General Partner


               Date:


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               By: Secured Investment Resources II, Inc.
                      as Corporate General Partner



               By:
                         James R. Hoyt, President


               Date:


     Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have
Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               SECURED INVESTMENT RESOURCES FUND, L.P. II
                    A Delaware Limited Partnership
                            (Registrant)



               By:   /s/ James R. Hoyt
                         James R. Hoyt
                    as Individual General Partner


               Date:  April 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               By: Secured Investment Resources II, Inc.
                       as Corporate General Partner



               By:   /s/ James R. Hoyt
                         James R. Hoyt, President


               Date:  April 10, 1996


     Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have
Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.