Form 10-Q
period 1996-03-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 1996-05-16
CIK 797331

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      March 31, 1996

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

                                   INDEX


PART I.  FINANCIAL INFORMATION                              Page

Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- March 31, 1996 and
           December 31, 1995                                 3-4

          Statements of Operations -- Three Months
           Ended March 31, 1996 and 1995                      5

          Statements of Partnership Capital --
           Three Months Ended March 31, 1996
           and the Years Ended December 31, 1995,
           and 1994                                           6

          Statements of Cash Flows -- Three Months
           Ended March 31, 1996 and 1995                     7-8

          Notes to Financial Statements                      9-11

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                    12-13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  14

Item 2.   Changes in Securities                              14

Item 3.   Defaults Upon Senior Securities                    14

Item 4.   Submission of Matters to a Vote of
          Security Holders                                   14

Item 5.   Other Information                                  14

Item 6.   Exhibits and Reports on Form 8-K                   14


SIGNATURES                                                   15

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS

                                          March 31,
                                             1996         December 31,
                                         (Unaudited)         1995
ASSETS

INVESTMENT PROPERTIES--Note
  Land and buildings                    $  36,232,238     $ 36,217,082
Furniture, fixtures and equipment           1,846,845        1,797,522
                                           38,079,083       38,014,604
  Less accumulated depreciation
    and allowance for losses               11,026,631       10,725,975
                                           27,052,452       27,288,629

RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000        1,510,000
  Bond principal reduction reserves           430,299          429,924
                                            1,940,299        1,939,924

OTHER ASSETS
  Cash                                        579,160          522,835
  Rents and other receivables,
    less allowance of $42,950
    in 1996 and $45,475 in 1995                74,338           12,069
  Due from related parties--Note B            179,422          174,423
  Prepaid expenses                            140,413          111,061
  Debt issuance costs, net of
    accumulated amortization of
    $140,069 in 1996 and $129,854
    in 1995                                   113,714           89,487
  Commercial commissions, deposits
    and other                                 140,069          155,700
                                            1,227,116        1,065,575


  TOTAL ASSETS                          $  30,219,867     $ 30,294,128

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                          March 31,
                                            1996        December 31,
                                         (Unaudited)        1995


LIABILITIES AND PARTNERSHIP CAPITAL

Mortgage debt--Note D                   $  27,553,670  $  27,581,485
Deferred interest--Note D                   1,126,213      1,126,213
Accrued interest                              694,808        688,468
Accounts payable and accrued
  expenses                                    466,587        398,997
Unearned revenue                               11,578         14,358
Tenant security deposits                      142,827        140,325

     TOTAL LIABILITIES                     29,995,683     29,949,846


PARTNERSHIP CAPITAL

General Partner
  Capital contribution                          1,000          1,000
  Partnership deficit                        (186,787)      (185,586)
                                             (185,787)      (184,586)
 Limited Partner
  Capital contributions                    18,901,831     18,901,831
  Partnership deficit                     (18,491,860)   (18,372,963)
                                              409,971        528,868
     TOTAL PARTNERSHIP CAPITAL                224,184        344,282

                                        $  30,219,867  $  30,294,128




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                                Three Months Ended
                                     March 31,
                                 1996         1995

REVENUES
  Rents                       $1,503,028   $1,432,728
  Maintenance
   escalations
   and other                      28,152       22,448
                               1,531,180    1,455,176

OPERATING AND
 ADMINISTRATIVE EXPENSES
  Property operating
   expenses                      609,556      571,984
  General and
   administrative
   expenses                       36,132       29,594
  Professional services           13,096       17,174
  Management fees and
   reimbursed direct
   expenses                       70,804       66,921
                                 729,588      685,673

  NET OPERATING INCOME           801,592      769,503

NON-OPERATING EXPENSES
  Interest                       610,819      594,670
  Depreciation and
   amortization                  310,871      341,824

                                 921,690      936,494

PARTNERSHIP INCOME
  (LOSS)                      $ (120,098)  $ (166,991)

Allocation of loss:
  General Partner                 (1,201)      (1,670)
  Limited Partner               (118,897)    (165,321)

                              $ (120,098)  $ (166,991)
Partnership loss per
 limited partnership
  unit                        $    (2.22)  $    (3.08)

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Nine Months Ended March 31, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994

                                    General        Limited
                                    Partner        Partner          Total


Balances at January 1, 1994        $ (175,181)     $1,459,936     $1,284,755

Partnership loss                       (8,892)       (880,286)      (889,178)

Balances at December 31, 1994        (184,073)        579,650        395,577

Partnership loss                         (513)        (50,782)       (51,295)

Balances at December 31, 1995        (184,586)        528,868        344,282

Partnership loss                       (1,201)       (118,897)      (120,098)

Balances at March 31, 1996         $ (185,787)     $  409,971     $  224,184




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF CASH FLOWS (Unaudited)

                                            Three Months Ended
                                                  March 31,
                                            1996           1995

OPERATING ACTIVITIES
  Partnership income (loss)             $   (120,098)   $  (166,991)
  Adjustments to reconcile
   partnership loss to net cash
   provided by (used in) operating
   activities:
   Depreciation and amortization             348,671        341,824
   Provision for losses on rents
     and other receivables                    (2,525)         7,500
   Changes in assets and liabilities:
     Rents and other receivables             (59,744)       (58,719)
     Prepaid expenses                        (29,353)       (24,308)
     Due from related parties                 (5,000)        (2,162)
     Debt issuance costs                     (34,440)          ---
     Commercial commissions, deposits
      and other                               15,631         (8,297)
     Accounts payable
      and accrued expenses                    67,591        133,614
    Accrued interest                           6,340        101,768
     Unearned revenue                         (2,780)           256
     Tenant security deposits                  2,502            432

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       186,795        324,917

INVESTING ACTIVITIES
  Purchases of and improvements
    to investment properties                 (64,480)       (68,223)
  Purchase of restricted bond
    cash reserves                               (375)        (4,335)


NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                      (64,855)       (72,558)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                            Three Months Ended
                                                 March 31,
                                            1996           1995

FINANCING ACTIVITIES
  Deferral of long-term
    interest payable                    $      ---     $      ---
  Principal payments on
    long-term debt                           (65,615)       (66,044)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       (65,615)       (66,044)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         56,325        186,315

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                        522,835        284,224

CASH AND CASH EQUIVALENTS
  END OF PERIOD                         $    579,160   $    470,539




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--DUE FROM RELATED PARTY

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual General Partner had a majority interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to They Hoyt Group and SPECS, Inc. are as follows:

                                      Three Months Ended
                                           March 31,
                                       1996           1995

Property Management Fees           $    70,804    $    66,921
Professional services                    2,500           -0-
                                   $    73,304    $    66,921

Amounts due from related parties consist of the following:

                                     March 31,    December 31,
                                       1996           1995
Secured Investment Resources
  II, Inc.                         $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                              5,000          ---
                                   $    179,423   $    174,423

The net amount due from related parties represents excess syndication costs.

NOTE C--CASH DISTRIBUTIONS

No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

NOTE D--MORTGAGE DEBT

Mortgage debt consists of the following:
                                         March 31,   December 31,
                                           1996           1995
Collateralized by Investment
  Property:

  First Mortgages:
    Oak Terrace Active Retirement
      Center and Healthcare Center     $ 12,800,000   $ 12,800,000
        Less bond discount               (2,315,242)    (2,353,042)
    Sunwood Village Apartments            8,102,961      8,136,792
    Thomasbrook Apartments                4,984,179      4,984,179
    Forest Park Shopping Ctr.             1,267,111      1,288,958
    Bayberry Crossing Shopping Ctr.         831,023        831,023

  Second Mortgages:
    Bayberry Crossing Shopping Ctr.       1,883,638      1,893,575
                                       $ 27,553,670   $ 27,581,485


Related to the Sunwood Village Apartments purchase money note is a credit enhancement fee which is due at maturity. As of March 31, 1996 and December 31, 1995, $371,095 of credit enhancement fees have been accrued and are reflected in long-term accrued interest.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace Active Retirement Center and Healthcare Center bond financing. As of March 31, 1996 and December 31, 1995, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

Interest expense totaled $610,819 and $594,670 during the first quarter of 1996 and 1995, respectively.







(The remainder of this page intentionally left blank.)

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations
Revenues for the first three months of 1996 increased by $76,000 (5.2%) compared to the same period of last year. The stronger apartment markets allowed the Partnership to continue increasing rental rates, discontinue rent concessions and maintain high occupancy levels. The commercial property remained strong at Forest Park Center in St Louis, the rental income at Bayberry Center increased due to new leases. The Partnership has also increased the rental rates at Oak Terrace, resulting in higher revenue, but also higher vacancy rates. The Partnership feels that the strong apartment market will continue through 1996 into 1997.

Operating and Administrative expenses increased $44,000 (7.3%) when comparing the first three months of 1996 with the same period of 1995. Higher property operating expenses are primarily due to higher resident turnover.
Professional services declined $4,000 (23.7%) from the same period in 1995.

Interest expense for the first three months increased $16,000 (2.7%) over the 1995 first three months expense. This is due primarily to higher interest rates, and increased bond collateral fees.

The Partnership anticipates that operating results for the first three months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the three months $187,000 of cash was provided by operating activities, $65,000 was used for investing activities and $66,000 was used to reduce long term debt.

Although the cash position has improved, the Partnership is past due on the Thomasbrook Apartment first mortgage. The General Partner believes that working capital will be available during the remainder of the year to reduce this past due balance and fund known, on-going operating and capital requirements. The General Partner also anticipates that 1996 cash flow from operations will continue to improve because of strong occupancy and continued rental rate increases.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         There were no reports on Form 8-K filed
                         during the quarter ended March 31, 1996.

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


                    Date:  May 15, 1996


                    By: Secured Investment Resources II, Inc.
                        as Corporate General Partner


                    By:
                               James R. Hoyt, President


                    Date:  May 15, 1996

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


                    Date:  May 15, 1996


                    By: Secured Investment Resources II, Inc.
                        as Corporate General Partner


                    By:     /s/ James R. Hoyt
                               James R. Hoyt, President


                    Date:  May 15, 1996