Form 10-Q
period 1996-06-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 1996-08-14
CIK 797331

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     June 30, 1996

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

                                      INDEX


PART I.  FINANCIAL INFORMATION                              Page
Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- June 30, 1996 and
           December 31, 1995                                 3-4

          Statements of Operations -- Three and Six Months
           Ended June 30, 1996 and 1995                       5

          Statements of Partnership Capital --
           Six Months Ended June 30, 1996
           and the Years Ended December 31, 1995,
           and 1994                                           6

          Statements of Cash Flows -- Six Months
           Ended June 30, 1996 and 1995                      7-8

          Notes to Financial Statements                      9-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                      11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   12

Item 2.   Changes in Securities                               12

Item 3.   Defaults Upon Senior Securities                     12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   12

Item 5.   Other Information                                   12

Item 6.   Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                    13

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS

                                           June 30,
                                             1996         December 31,
                                         (Unaudited)         1995

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  36,333,451     $ 36,217,082
  Furniture, fixtures and equipment         1,896,773        1,797,522
                                           __________       __________
                                           38,230,224       38,014,604
  Less accumulated depreciation
   and allowance for losses                11,327,217       10,725,975
                                           __________       __________
                                           26,903,007       27,288,629
                                           __________       __________
RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000        1,510,000
  Bond principal reduction reserves           459,424          429,924
                                           __________       __________
                                            1,969,424        1,939,924
OTHER ASSETS
  Cash                                        407,049          522,835
  Rents and other receivables,
   less allowance of $40,245
   in 1996 and $45,475 in 1995                 16,043           12,069
  Due from related parties--Note B            179,423          174,423
  Prepaid expenses                            113,787          111,061
  Debt issuance costs, net of
   accumulated amortization of
   $150,283 in 1996 and $129,854
   in 1995                                    421,408           89,487
  Commercial commissions, deposits
   and other                                  109,315          155,700
                                           __________       __________
                                            1,247,025        1,065,575
                                           __________       __________

  TOTAL ASSETS                          $  30,119,456     $ 30,294,128
                                           __________       __________

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                          June 30,
                                            1996        December 31,
                                         (Unaudited)        1995

LIABILITIES AND PARTNERSHIP CAPITAL

Mortgage debt--Note B                   $  27,556,918  $  27,581,485
Deferred interest--Note B                     755,118      1,126,213
Accrued interest                              685,255        688,468
Accounts payable and accrued
 expenses                                     524,224        398,997
Unearned revenue                               17,942         14,358
Tenant security deposits                      145,158        140,325
                                           __________     __________
     TOTAL LIABILITIES                     29,684,615     29,949,846
                                           __________     __________

PARTNERSHIP CAPITAL

General Partner
  Capital contribution                          1,000          1,000
  Partnership deficit                        (184,680)      (185,586)
                                           __________     __________
                                             (183,680)      (184,586)
                                           __________     __________
Limited Partner
  Capital contributions                    18,901,831     18,901,831
  Partnership deficit                     (18,283,310)   (18,372,963)
                                           __________     __________
                                              618,521        528,868
                                           __________     __________
     TOTAL PARTNERSHIP CAPITAL                434,841        344,282
                                           __________     __________

                                        $  30,119,456  $  30,294,128
                                           __________     __________


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                           Six Months Ended           Three Months Ended
                                    June 30,                   June 30,
                             1996          1995         1996         1995

REVENUES
  Rents                   $3,022,151    $2,841,141   $1,519,123  $1,408,413
  Maintenance escalations
   and other                  53,490        64,162       25,338      41,714
                            ________      _________     _______     _______
                           3,075,641     2,905,303    1,544,461   1,450,127
                            ________      _________     _______     _______
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                1,255,014     1,173,099      645,458     601,115
  General and
   administrative
   expenses                   72,123        63,712       35,991      34,118
  Professional services       45,883        34,101       32,787      16,927
  Management fees            141,900       135,163       71,096      68,242
                            ________      _________     _______     _______
                           1,514,920     1,406,075      785,332     720,402
                            ________      _________     _______     _______
  NET OPERATING INCOME     1,560,721     1,499,228      759,129     729,725

NON-OPERATING EXPENSES
  Interest                 1,200,718     1,194,846      589,899     675,776
  Depreciation and
   amortization              621,671       683,647      310,800     266,223
                            ________      _________     _______     _______
                           1,822,389     1,878,493      900,699     941,999
                            ________      _________     _______     _______
Partnership Loss before
 extra ordinary item        (261,668)     (379,265)    (141,570)   (212,274)
Extraordinary Gain on
 debt restructuring--
 Note B                      352,227       890,366      352,227     890,366
                            ________      _________     _______     _______
PARTNERSHIP INCOME        $   90,559    $  511,101   $  210,657   $ 678,092
                            ________      _________     _______     _______
Allocation of income:
  General Partner                906         5,111        2,107       6,781
  Limited Partner             89,653       505,990      208,550     671,311
                            ________      _________     _______     _______
                          $   90,559    $  511,101   $  210,657   $ 678,092
                            ________      _________     _______     _______
Partnership income per
 limited partnership
  unit                    $     1.67    $     9.43   $     3.89   $   12.51
                            ________      _________     _______     _______

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Six Months Ended June 30, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994

                                     General        Limited
                                     Partner        Partner         Total


Balances at January 1, 1994        $ (175,181)     $1,459,936    $1,284,755

Partnership loss                       (8,892)       (880,286)     (889,178)
                                     ________       _________    __________
Balances at December 31, 1994        (184,073)        579,650       395,577

Partnership loss                         (513)        (50,782)      (51,295)
                                     ________       _________    __________
Balances at December 31, 1995        (184,586)        528,868
344,282

Partnership Income                        906          89,653        90,559
                                     ________       _________    __________
Balances at June 30, 1996          $ (183,680)     $  618,521     $ 434,841
                                     ________       _________    __________



See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)


                                              Six Months Ended
                                                   June 30,
                                            1996           1995

OPERATING ACTIVITIES
  Partnership income                    $     90,559   $    511,101
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization           631,002        615,427
     Amortization of bond discount            75,600         75,600
     Gain on debt restructuring             (352,227)      (890,366)
     Provision for losses on rents
      and other receivables                   (5,230)      (193,129)
   Changes in assets and liabilities:
     Rents and other receivables               1,256        194,136
     Prepaid expenses                         (2,726)        21,101
     Due from related parties                 (5,000)         4,520
     Debt issuance costs                    (352,348)          ---
     Commercial commissions, deposits
      and other                               18,185        (13,896)
     Accounts payable
      and accrued expenses                   125,227        219,004
     Accrued interest                         (3,213)       134,830
     Unearned revenue                          3,583          2,203
     Tenant security deposits                  4,833          2,133
                                            ________      _________
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                        229,501        682,664
                                            ________      _________
INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                 (215,620)      (166,229)
  Purchase of restricted bond
   cash reserves                             (29,500)        (4,710)
                                            ________      _________
NET CASH USED IN
 INVESTING ACTIVITIES                       (245,120)      (170,939)
                                            ________      _________

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                              Six Months Ended
                                                 June 30,
                                             1996          1995

FINANCING ACTIVITIES
    Principal payments on
   long-term debt                           (100,167)     (221,033)
                                            ________      _________
NET CASH USED IN
 FINANCING ACTIVITIES                       (100,167)     (221,033)
                                            ________      _________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       (115,786)      290,692

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                         522,835       284,224
                                            ________      _________
CASH AND CASH EQUIVALENTS
 END OF PERIOD                            $  407,049    $  574,916
                                            ________      _________



See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                         June 30,     December 31,
                                           1996           1995

Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center     $ 12,800,000   $ 12,800,000
      less bond discount                (2,277,442)    (2,353,042)

    Sunwood Village Apartments           8,100,000      8,136,792
    Thomasbrook Apartments               4,984,179      4,984,179
    Forest Park Shopping Ctr.            1,245,264      1,288,958
    Bayberry Crossing Shopping Ctr.        831,023        831,023

  Second Mortgages:
    Bayberry Crossing Shopping Ctr.      1,873,893      1,893,575
                                        __________     __________
                                      $ 27,556,917   $ 27,581,485
                                        __________     __________

Interest expense totaled $1,200,718 and $1,194,846 during the first half of 1996 and 1995, respectively.

On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are $8,100,000 at 8.625% interest with monthly principal and interest payments in the amount of $63,000 through the loan maturity date of June 1, 2000 (5 years).

The Partnership incurred a gain of $352,227 upon payment of the refinanced note due the forgiveness of all the deferred interest relating to the original note.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace Active Retirement Center financing. As of June 30, 1996 and December 31, 1995, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

NOTE C--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Property management fees paid by the Partnership to SPECS, Inc. are as follows:

                                        Six Months Ended
                                           June 30,
                                       1996           1995

Property Management Fees           $   141,900    $   135,163
                                     _________       ________
Amounts due from related parties consist of the following:

                                      June 30,    December 31,
                                       1996           1995
Secured Investment Resources
  II, Inc.                         $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                              5,000          ---
                                      _________       ________
                                   $    179,423   $    174,423
                                      _________       ________
The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues for the first six months of 1996 increased by $170,000 (5.9%) compared to the same period of last year. The stronger apartment markets allowed the Partnership to continue increasing rental rates, discontinue rent concessions and maintain high occupancy levels. The commercial property at Forest Park Center in St Louis remained strong, the rental income at Bayberry Center increased due to current tenants rental rate increases. The Partnership has also increased the rental rates at Oak Terrace, resulting in higher revenue, but also higher vacancy rates. The Partnership feels that the strong apartment market will continue through 1996 into 1997.

Operating and Administrative expenses increased $90,300 (6.8%) when comparing the first six months of 1996 with the same period of 1995. Higher property operating expenses are primarily due to higher resident turnover.

Interest expense for the first six months increased $5,900 (0.5%) over the 1995 first six months expense.

The Partnership anticipates that operating results for the first six months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first six months $229,500 of cash was provided by operating activities, $245,100 was used for investing activities and $100,200 was used to reduce long term debt.

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

It is the General Partner's intent to evaluate the Partnership's portfolio to determine if it is prudent to offer one or more properties for sale or possible restructure of the related financing packages. Any unleveraged portion of the net sale proceeds or favorable refinancing terms could generate additional working capital.

PART II.  OTHER INFORMATION

          Item 1.   LEGAL PROCEEDINGS

                    None.

          Item 2.   CHANGES IN SECURITIES

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         There were no reports on Form 8-K filed
                         during the quarter ended June 30, 1996.

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


                    Date: August 15, 1996


                    By: Secured Investment Resources II, Inc.
                        as Corporate General Partner


                    By:
                             James R. Hoyt, President


                    Date: August 15, 1996

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


                      Date: August 15, 1996


                      By: Secured Investment Resources II, Inc.
                          as Corporate General Partner


                      By:     /s/ James R. Hoyt
                               James R. Hoyt, President


                      Date: August 15, 1996