Form 10-Q
period 1996-09-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 1996-11-08
CIK 797331

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     September 30, 1996

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

                              INDEX


PART I.  FINANCIAL INFORMATION                              Page
Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- September 30, 1996 and
           December 31, 1995                                 3-4

          Statements of Operations -- Three and Nine Months
           Ended September 30, 1996 and 1995                   5

          Statements of Partnership Capital --
           Nine Months Ended September 30, 1996
           and the Years Ended December 31, 1995,
           and 1994                                            6

          Statements of Cash Flows -- Nine Months
           Ended September 30, 1996 and 1995                 7-8

          Notes to Financial Statements                     9-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                      11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   12

Item 2.   Changes in Securities                               12

Item 3.   Defaults Upon Senior Securities                     12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   12

Item 5.   Other Information                                   12

Item 6.   Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                    13

PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS

                                        September 30,
                                             1996         December 31,
                                         (Unaudited)         1995

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  36,352,565     $  36,217,082
Furniture, fixtures and equipment           1,928,241         1,797,522
                                           __________        __________
                                           38,280,806        38,014,604
  Less accumulated depreciation
   and allowance for losses                11,627,704        10,725,975
                                           __________        __________
                                           26,653,102        27,288,629
RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000         1,510,000
  Bond principal reduction reserves           440,525           429,924
  Restricted Deposits                          28,750              ---
                                           __________        __________
                                            1,979,275         1,939,924

OTHER ASSETS
  Cash                                        501,181           522,835
  Rents and other receivables,
   less allowance of $46,150
   in 1996 and $45,475 in 1995                 25,522            12,069
  Due from related parties--Note C            179,423           174,423
  Prepaid expenses                             90,825           111,061
  Debt issuance costs, net of
   accumulated amortization of
   $178,673 in 1996 and $129,854
   in 1995                                    397,179            89,487
  Commercial commissions, deposits
   and other                                   99,485           155,700
                                           __________        __________
                                            1,293,615         1,065,575
      TOTAL ASSETS                      $  29,925,992     $  30,294,128
                                           __________        __________

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                        September 30,
                                            1996        December 31,
                                         (Unaudited)        1995

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt--Note B                 $  27,548,466  $  27,581,485
  Deferred interest--Note B                   755,118      1,126,213
  Accrued interest                            692,719        688,468
  Accounts payable and accrued
   expenses                                   437,808        398,997
  Unearned revenue                             10,299         14,358
  Tenant security deposits                    149,606        140,325
                                           __________     __________
      TOTAL LIABILITIES                    29,594,016     29,949,846
                                           __________     __________
PARTNERSHIP CAPITAL

General Partner
  Capital contribution                          1,000          1,000
  Partnership deficit                        (185,709)      (185,586)
                                           __________     __________
                                             (184,709)      (184,586)
                                           __________     __________
Limited Partner
  Capital contributions                    18,901,831     18,901,831
  Partnership deficit                     (18,385,146)   (18,372,963)
                                           __________     __________
                                              516,685        528,868
                                           __________     __________
      TOTAL PARTNERSHIP CAPITAL               331,976        344,282
                                           __________     __________

                                        $  29,925,992  $  30,294,128
                                           __________     __________


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                           Nine Months Ended          Three Months Ended
                                September 30,              September 30,
                             1996          1995         1996         1995
REVENUES
  Rents                   $4,559,968    $4,297,759   $1,537,817   $1,456,618
  Maintenance escalations
   and other                  86,660        92,786       33,170       28,624
                          __________    __________    _________    _________
                           4,646,628     4,390,545    1,570,987    1,485,242
                          __________    __________    _________    _________
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                1,897,995     1,800,462      642,981      627,363
  General and
   administrative
   expenses                  104,976        95,413       32,853       31,701
  Professional services       54,966        67,178        9,083       33,077
  Management fees            210,200       203,298       68,300       68,135
                          __________    __________    _________    _________
                           2,268,137     2,166,351      753,217      760,276
                          __________    __________    _________    _________
  NET OPERATING INCOME     2,378,491     2,224,194      817,770      724,966

NON-OPERATING EXPENSES
  Interest                 1,792,476     1,879,903      591,758      685,057
  Depreciation and
   amortization              950,548       912,071      328,877      228,424

                           2,743,024     2,791,974      920,635      913,481

Partnership Loss before
 extra ordinary item        (364,533)     (567,780)    (102,865)    (188,515)
Extraordinary Gain on
 debt restructuring--
 Note B                      352,227       890,366          ---          ---
                          __________    __________    _________    _________
PARTNERSHIP INCOME        $  (12,306)   $  322,586   $ (102,865)  $ (188,515)
                          __________    __________    _________    _________
Allocation of income:
  General Partner               (123)        3,226       (1,029)      (1,885)
  Limited Partner            (12,183)      319,360     (101,836)    (186,630)
                          __________    __________    _________    _________
                          $  (12,306)   $  322,586   $ (102,865)  $ (188,515)
                          __________    __________    _________    _________
Partnership income per
 limited partnership
  unit                    $     (.23)   $     5.95   $    (1.90)  $    (3.48)
                          __________    __________    _________    _________

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Nine Months Ended September 30, 1996 (Unaudited) and the Years Ended December 31, 1995 and 1994



                                     General        Limited
                                     Partner        Partner         Total

Balances at January 1, 1994        $ (175,181)     $1,459,936     $1,284,755

Partnership loss                       (8,892)       (880,286)      (889,178)
                                    __________       _________      _________
Balances at December 31, 1994        (184,073)        579,650        395,577

Partnership loss                         (513)        (50,782)       (51,295)
                                    __________       _________      _________

Balances at December 31, 1995        (184,586)        528,868        344,282

Partnership Income                       (123)        (12,183)       (12,306)
                                    __________       _________      _________

Balances at September 30, 1996     $ (184,709)     $  516,685     $  331,976
                                    __________       _________      _________




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)


                                              Nine Months Ended
                                                September 30,
                                            1996           1995

OPERATING ACTIVITIES
  Partnership income                    $    (12,306)  $    322,586
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization           963,595        923,488
     Amortization of bond discount           113,400        113,400
     Gain on debt restructuring             (352,227)      (890,366)
     Provision for losses on rents
      and other receivables                      675       (188,879)
   Changes in assets and liabilities:
     Rents and other receivables             (14,128)       156,283
     Prepaid expenses                         20,236         26,210
     Due from related parties                 (5,000)         2,863
     Debt issuance costs                    (356,509)          (965)
     Commercial commissions, deposits
      and other                               24,300         (6,876)
     Accounts payable
      and accrued expenses                    38,811         51,028
     Accrued interest                          4,251        283,462
     Unearned revenue                         (4,059)        (3,860)
     Tenant security deposits                  9,281          9,035
                                           _________      _________
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                        430,320        797,409
                                           _________      _________
INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                 (266,203)      (298,242)
  Purchase of restricted bond
   cash reserves                             (39,351)        (5,085)
                                           _________      _________

NET CASH USED IN
 INVESTING ACTIVITIES                       (305,554)      (303,327)
                                           _________      _________

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                              Nine Months Ended
                                                September 30,
                                             1996          1995

FINANCING ACTIVITIES
  Principal payments on
   long-term debt                           (146,419)     (294,662)
                                           _________      _________

NET CASH USED IN
 FINANCING ACTIVITIES                       (146,419)     (294,662)
                                           _________      _________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        (21,653)      199,420

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                         522,835       284,224
                                           _________      _________

CASH AND CASH EQUIVALENTS
 END OF PERIOD                            $  501,182    $  483,644
                                           _________      _________




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                      September 30,  December 31,
                                          1996            1995
Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center     $ 12,800,000   $ 12,800,000
      less bond discount                (2,239,642)    (2,353,042)
    Sunwood Village Apartments           8,085,550      8,136,792
    Thomasbrook Apartments               4,984,179      4,984,179
    Forest Park Shopping Ctr.            1,223,418      1,288,958
    Bayberry Crossing Shopping Ctr.        831,023        831,023

  Second Mortgages:
    Bayberry Crossing Shopping Ctr.      1,863,938      1,893,575
                                        __________     __________
                                      $ 27,548,466   $ 27,581,485
                                        __________     __________

Interest expense totaled $1,792,476 and $1,879,903 during the first three quarters of 1996 and 1995, respectively.

On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are $8,100,000 at 8.625% interest with monthly principal and interest payments in the amount of $63,000 through the loan maturity date of June 1, 2001 (5 years).

The Partnership recognized a gain of $352,227 upon payment of the refinanced note due the forgiveness of all the deferred interest relating to the original note.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace Active Retirement Center financing. As of September 30, 1996 and December 31, 1995, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

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

                                        Nine Months Ended
                                          September 30,
                                        1996           1995

Property Management Fees           $    210,200   $    203,298
                                        __________     __________

Amounts due from related parties consist of the following:

                                   September 30,  December 31,
                                       1996           1995
Secured Investment Resources
  II, Inc.                         $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                              5,000            ---
                                        __________     __________
                                   $    179,423   $    174,423
                                        __________     __________

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.
Results of Operations

Revenues for the first nine months of 1996 increased by $256,000 (5.8%) compared to the same period of last year. The stronger apartment markets allowed the Partnership to continue increasing rental rates, discontinue rent concessions and maintain high occupancy levels. The commercial property at Forest Park Center in St Louis remained strong, the rental income at Bayberry Center increased due to current tenants rental rate increases. The Partnership has also increased the rental rates at Oak Terrace, resulting in higher revenue, but also higher vacancy rates. The Partnership feels that the strong apartment market will continue through 1996 into 1997.

Operating and Administrative expenses increased $107,100 (5.6%) when comparing the first nine months of 1996 with the same period of 1995. Higher property operating expenses are primarily due to higher resident turnover.

Interest expense for the first nine months decreased $87,400 (4.7%) over the 1995 first nine months expense.

The Partnership anticipates that operating results for the first nine months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first nine months $430,300 of cash was provided by operating activities, $305,500 was used for investing activities and $146,400 was used to reduce long term debt.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         There were no reports on Form 8-K filed
                         during the quarter ended September 30,
                         1996.

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


                    Date: November 15, 1996


                    By: Secured Investment Resources II, Inc.
                        as Corporate General Partner


                    By:
                             James R. Hoyt, President


                    Date: November 15, 1996

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


                      Date: November 15, 1996


                      By: Secured Investment Resources II, Inc.
                          as Corporate General Partner


                      By:     /s/ James R. Hoyt
                               James R. Hoyt, President


                      Date: November 15, 1996