Form 10-K
period 1996-12-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 1997-04-22
CIK 797331

FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996

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

   Secured Investment Resources Fund, L.P. II ("Partnership") is a Delaware limited partnership formed pursuant to the Delaware Revised Uniform Limited Partnership Act on July 1, 1986. James R. Hoyt is the Individual General Partner and Secured Investment Resources, II Inc., a Missouri corporation, is the Corporate General Partner. The Partnership has no predecessors or subsidiaries. The Partnership was formed with the intent to engage in the business of acquiring, improving, developing, operating and holding for investment, income-producing real properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing cash distributions from operations; (iii) providing capital growth through property appreciation; and (iv) increasing equity in property ownership by the reduction of mortgage loans on Partnership properties.

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

   As of December 31, 1996, the Partnership has made cash distributions to Limited Partners of $4,724,456 for the period April 1, 1987 through December 31, 1996. No distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

   As of December 31, 1996, the Partnership had no employees. Employees of SPECS, Inc. provide services to the Partnership. The individual General Partner is a shareholder in SPECS, Inc.

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






              (The remainder of this page intentionally left blank.)

Item 2.  Properties.

   The following table sets forth the investment portfolio of the Partnership at December 31, 1996:
                                                                Average
                                  Properties at                 Occupancy(*)
   Property       Description     Initial Cost  Date Acquired   Percentage
                                                        1996    1995
Sunwood Village
Apartments         252 Units      $10,954,651   May  15, 1987   96%     97%
Las Vegas, NV

Bayberry Crossing
Shopping Center    56,113 Sq.Ft.  $ 4,175,012   Jun. 30, 1987   92%     91%
Lee's Summit, MO

Oak Terrace Active
Retirement
Center             129 Units      $ 8,604,769   Aug. 31, 1988   96%     91%
Springfield, IL

Oak Terrace
Healthcare Center   98 Beds       $ 3,980,340   Aug. 31, 1988  100%    100%
Springfield, IL

Thomasbrook
Apartments         196 Units      $ 5,992,092   Aug. 26, 1988   89%     91%
Shawnee, KS

Forest Park
Shopping Center   19,980 Sq.Ft.   $ 2,871,199   Nov. 23, 1988  100%    100%
St. Louis, MO

     (*)     Based upon vacancy amount (in dollars) as a percent
                  of gross possible rents.



    (The remainder of this page intentionally left blank.)

Item 3.  Legal Proceedings.

   None.


Item 4. Submission of Matters to a Vote of Security Holders.

   None.


                       PART II


Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters.

   (A) There is no established public trading market for the Units of the Partnership.
   (B)  There have been no distributions the last three years.
   (C) As of December 31, 1996, the Partnership had admitted 2,722 Limited Partners who purchased 53,661 units.





          (The remainder of this page intentionally left blank.)

Item 6.     Selected Financial Data.

                            Years Ended December 31,

OPERATING DATA              1996      1995       1994       1993      1992
(In Thousands)
 Rents                   $ 5,917    $ 5,583    $ 5,435    $ 5,674   $ 6,102
 Maintenance
  Escalations and
  Other Income               281        314        256        287       322
 Property Operating
  Expenses                 3,101      3,021      2,878      2,960     3,308
 Interest Expense (1)      2,242      2,429      2,322      2,725     3,426
 Depreciation/
  Amortization             1,461      1,388      1,380      1,957     2,264
 Gain on sale
   of Investment
   Property                ---          ---        ---     (1,946)      ---
 Extraordinary
   gain on debt
   restructuring           413          890        ---        913       ---
 Partnership Income
  (Loss)               $  (193)     $   (51)   $  (889)   $ 1,178   $(2,574)

Partnership Income
 (Loss) Per Limited
  Partnership
   Unit (2)            $ (3.57)     $ ( .95)   $(16.40)   $ 21.74   $(47.48)

Cash Distributions
 Per Limited
  Partnership
   Unit               $   ---      $   ---    $   ---    $   ---   $   ---


BALANCE SHEET DATA       1996       1995       1994       1993      1992
(In Thousands)
Total Assets           $29,702    $30,294    $30,963    $32,012   $40,550
Mortgage Debt          $27,474    $27,581    $28,556    $28,677   $38,361


     (1) Certain reclassifications have been made from interest expense to amortization to more accurately reflect the change in the bond discount amortization related to the Oak Terrace bond financing. There was no income effect as a result of these reclassifications.

   (2) Partnership income (loss) per limited partnership unit is computed by dividing the income (loss) allocated to the Limited Partners by the weighted average number of limited partnership units outstanding. Per unit information has been computed based on 53,661 weighted average limited partnership units outstanding.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

        Results of Operations

        When comparing 1996 and 1995 operations, total revenues increased $300,000 (5.1%) primarily due to increased occupancy on both residential and commercial properties.

        Interest expense decreased $187,000 (7.7%) to $2,242,000 for 1996. Depreciation and amortization went from $1,389,000 in 1995 to $1,461,000 in 1996, an increase of $72,000 (5.2%).

        Total operating expenses for 1996 increased $90,000
        (3.5%) from 1995 levels. Professional services decreased $16,000 (1.7%). Management fees increased $6,000 (2.2%) while general and administrative expenses remained stable. In 1996 the loss before extraordinary item decreased from ($942,000) in 1995 to ($606,000) in 1996 (35.7%).

        When comparing 1995 and 1994 operations, total revenues increased $206,000 (3.6%) primarily due to increased occupancy on both residential and commercial properties.

        Interest expense increased $107,000 (4.6%) to $2,429,000 for 1995. Depreciation and amortization went from $1,381,000 in 1994 to $1,388,000 in 1995.

        Total operating expenses for 1995 increased
        $143,000 (5.0%) from 1994 levels. Professional services decreased $7,000 (6.9%). Management fees increased $8,000 (3.2%), while general and administrative expenses increased $7,000 (5.3%).
        In 1995 the loss before extraordinary items increased from ($889,000) in 1994 to ($942,000) in
        1995 (5.9%).

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations--Cont'd

        Results of Operations--Cont'd.

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

        The General Partners anticipate 1997 operating results will continue to improve over 1996 and 1995 as a result of the continued planned increase in rental rates and decreased rental incentives. This planned increase in net rental income will be combined with continued efforts to reduce expenses.


        Liquidity and Capital Resources

        During 1996, the primary source of working capital was provided by net cash provided by operating activities of $1,029,000. Investing activities for new equipment and additional bond reserves consumed
        $378,000 and financing activities consumed an additional $612,000. This resulted in an increase of cash of $39,000 during the year. Accrued interest decreased during the year by $4,000.

        Thomasbrook Apartments' principal and interest is

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations--Cont'd

        Liquidity and Capital Resources--Cont'd.

        past due by $606,791 as of December 31, 1996. The cash generated from operations for that property is insufficient to service the mortgage under the current payment requirements. The General Partner has had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service.

        On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are interest at 8.625% with monthly principal and interest payments of $63,000 through the loan maturity date of June 1, 2001 (5 years). The Partnership recognized a gain of $352,227 refinancing the note due in 1996. All of the deferred interest relating to the original note was forgiven by the Lender.

        On November 21, 1996 the Partnership refinanced the first and second mortgage on Bayberry Crossing Shopping Center. The terms of the new mortgage are 8.25% interest with monthly principal and interest payments of $21,571 through the loan maturity date of November 10, 1999 (three years).

        The Partnership recognized a gain of $60,571 upon refinancing of the notes due in 1996. All of the deferred interest, accrued interest and late charges relating to the original note were forgiven by the lender.

        During 1995, the primary source of working capital was provided by net cash form operating activities of $936,000. Investing activities for new equipment and additional bond reserves consumed $363,000 and financing activities consumed an additional $333,000. This resulted in an increase of cash of $239,000 during the year. Accrued interest increased during the year by $435,000. Thomasbrook Apartments' mortgage is past due by $540,296 as of December 31, 1995. The cash generated from operations for that property is insufficient to service the mortgage under the current payment requirements.

        During 1994, the primary source of working capital was provided by operating activities. Operations generated
        $541,000, while investing activities for new equipment and additional bond reserves consumed

Item 7. Management's Discussion and Analysis of Fiancnial
        Condition and Results of Operations--Con't'd.

        Liquidity and Capital Resources--Cont'd.

        $229,000 and financing activities consumed an additional
        $236,000, resulting in an increase of cash of $76,000 during the year. The increased cash flow from improved rent receivable collections and improved operations, allowed the partnership to reduce accounts payable to $145,000. Accrued interest increased during the year by $78,000.

        The General Partners believe that sufficient working capital will be available during 1997 to fund known, on-going operating and capital requirements of the Partnership.
        In 1997, the Partnership anticipates cash flow from operations will improve because management intends to 1) improve occupancy on the commercial properties; 2) achieve rental rate increases;
        3) decrease the amount of promotional rent discounts offered on the residential properties; and 4) continue to maintain stringent controls over expenses.

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

        All statements contained herein that are not historical facts including the Partnership's current business strategy, the Partnership's projected sources and uses of cash, and the Partnership's plans for future operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Partnership's business plans on terms satisfactory to the Partnership; competitive factors; changes in regulations affecting the Partnership's business; general businesses and economic conditions; and other factors described from time to time in the Partnership's reports filed with the Securities and Exchange Commission. The Partnership cautions readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 8. Financial Statements and Supplementary Data.

            SECURED INVESTMENT RESOURCES FUND, L.P. II

                              Index
                                           Page

   Independent Auditors' Report             12

   Financial Statements:

   Balance Sheets - December 31,
   1996 and 1995                           13-14

   Statements of Operations - Years
   Ended December 31, 1996, 1995
   and 1994                                 15

   Statements of Partnership Capital -
   Years Ended December 31, 1996,
   1995 and 1994                            16

   Statements of Cash Flows - Years
   Ended December 31, 1996, 1995
   and 1994                                17-18

   Notes to Financial Statements           19-29

                 INDEPENDENT AUDITORS' REPORT


The Partners
Secured Investment Resources Fund, L.P. II
Mission, KS

     We have audited the accompanying balance sheets of Secured Investment Resources Fund, L.P. II as of December 31, 1996 and 1995, and the related statements of operations, partnership capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

     As discussed in Note C, the Partnership has a mortgage loan that is delinquent on scheduled payments and real estate taxes.
The Partnership is in current negotiations with the mortgage holder to extend or refinance this obligation.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. II at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                          s/  BDO Seidman, LLP


St. Louis, Missouri
February 7, 1997

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS


                                                   December 31,
                                               1996              1995
ASSETS

INVESTMENT PROPERTIES (Notes B and C)
  Land and buildings                     $ 36,354,615      $ 36,217,082
  Furniture, fixtures and equipment         1,983,816         1,797,522
                                           38,338,431        38,014,604
  Less accumulated depreciation
    and allowance for losses               11,946,482        10,725,975
                                           26,391,949        27,288,629

RESTRICTED DEPOSITS
  Bond cash reserves (Note C)               1,510,000         1,510,000
  Bond principal reduction reserves           455,125           429,924
  Other                                        28,750               ---
                                            1,993,875         1,939,924

OTHER ASSETS
  Cash                                        561,667           522,835
  Rents and other receivables, less
    allowance of $54,600 in 1996 and
    $45,475 in 1995                            14,431            12,069
  Due from related parties (Note D)           179,423           174,423
  Prepaid expenses                             96,982           111,061
  Debt issuance costs, net of accumulated
    amortization of $218,729 in 1996 and
    $129,854 in 1995                          365,585            89,487
  Commercial commissions, deposits and
    other                                      98,307           155,700

                                            1,316,395         1,065,575


                                         $ 29,702,219      $ 30,294,128


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                       December 31,
                                                  1996           1995

LIABILITIES AND PARTNERSHIP CAPITAL

Mortgage debt (Note C)                      $ 27,473,556   $ 27,581,485
Deferred interest (Note C)                       737,370      1,126,213
Accrued interest                                 684,139        688,468
Accounts payable and accrued
  expenses (Note G)                              471,568        398,997
Unearned revenue                                  36,302         14,358
Tenant security deposits                         148,462        140,325

      TOTAL LIABILITIES                       29,551,397     29,949,846


PARTNERSHIP CAPITAL
  General Partners
    Capital contribution                           1,000          1,000
    Partnership deficit                         (187,521)      (185,586)
                                                (186,521)      (184,586)
  Limited Partners
    Capital contributions                     18,901,831     18,901,831
    Partnership deficit                      (18,564,488)   (18,372,963)
                                                 337,343        528,868
      TOTAL PARTNERSHIP CAPITAL                  150,822        344,282

                                            $ 29,702,219   $ 30,294,128




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II
STATEMENTS OF OPERATIONS
                                        Years Ended December 31,
                                      1996             1995           1994
REVENUES
  Rents                        $ 5,916,810     $  5,583,063    $ 5,435,088
  Interest                          11,722            3,601            ---
  Maintenance escalations          269,041          310,848        256,181
                                 6,197,573        5,897,512      5,691,269

OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                     2,604,239        2,514,846      2,379,688
  General and administrative
    expenses                       136,698          136,511        129,607
  Professional services (Note D)    80,728           96,400        103,593
  Management fees (Note D)         279,374          273,304        264,876
                                 3,101,039        3,021,061      2,877,764

NET OPERATING INCOME             3,096,534        2,876,451      2,813,505

NON-OPERATING EXPENSES
  Interest                       2,242,210        2,429,217      2,322,166
  Depreciation and
    amortization                 1,460,582        1,388,895      1,380,517
                                 3,702,792        3,818,112      3,702,683
Partnership income (loss)
  before extraordinary item       (606,258)        (941,661)      (889,178)

Extraordinary gain on
  debt restructuring--
  (Note C)                         412,798          890,366           ---

PARTNERSHIP INCOME (LOSS)      $  (193,460)    $    (51,295)   $  (889,178)

Allocation of income (loss)
  General Partners             $    (1,935)     $      (513)   $    (8,892)
  Limited Partners                (191,525)         (50,782)      (880,286)

                               $  (193,460)     $   (51,295)   $  (889,178)
Per Limited Partnership Unit
  Income (loss) before
  extraordinary item           $    (11.19)    $     (17.37)   $    (16.40)
  Extraordinary item                  7.62            16.42            ---

Total per Limited
  PartnershiUnit               $    ( 3.57)    $       (.95)   $    (16.40)

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL

Years Ended December 31, 1996, 1995 and 1994



                                    General       Limited
                                   Partners      Partners       Total


Balances at January 1, 1994      $ (175,181)    $1,459,936    $1,284,755

Partnership loss                    ( 8,892)    (  880,286)   (  889,178)

Balances at December 31, 1994      (184,073)       579,650       395,577

Partnership loss                    (   513)    (   50,782)   (   51,295)

Balances at December 31, 1995      (184,586)       528,868       344,282

Partnership loss                     (1,935)      (191,525)     (193,460)

Balance at December 31, 1996     $ (186,521)    $  337,343    $  150,822




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF CASH FLOWS
                                             Years Ended December 31,
                                       1996           1995           1994

OPERATING ACTIVITIES
 Partnership loss              $  ( 193,460)  $    (51,295)  $   (889,178)
 Adjustments to reconcile
  partnership loss to net cash
  provided by operating activities:
   Depreciation and amortization   1,460,582     1,388,895      1,380,517
   Gain on debt restructuring       (412,798)     (890,366)           ---
   Provision for losses on rents
    and other receivables              9,125       (24,638)       (16,385)
   Changes in assets and liabilities:
     Rents and other receivables     (11,487)       34,041         52,251
     Prepaid expenses                 14,079        19,611         48,381
 Commercial commissions,
       deposits and other             40,663         5,974         42,313
     Accounts payable
       and accrued expenses           96,526         7,009       (144,774)
     Accrued interest                 (4,329)      435,431         78,117
     Unearned revenue                 21,944           346         (3,520)
     Tenant security deposits          8,137        11,019         (6,187)

NET CASH PROVIDED BY
  OPERATING ACTIVITIES             1,028,982       936,027        541,535

INVESTING ACTIVITIES
  Improvements to investment
    properties                      (323,827)     (358,069)      (226,809)
  Purchase of restricted bond
    cash reserves                    (53,951)       (5,460)        (2,592)

 NET CASH USED IN
  INVESTING ACTIVITIES         $    (377,778) $   (363,529)  $   (229,401)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                             Years Ended December 31,
                                       1996           1995           1994
FINANCING ACTIVITIES

  Deferral of interest payable   $        ---   $     17,748   $     38,154
  Debt issuance costs                (346,243)          (964)        (2,708)
  Advanced (to) from related
     parties                           (5,000)          (427)         1,138
  Principal payments on debt         (259,129)      (350,244)      (273,009)

  NET CASH USED IN
   FINANCING ACTIVITIES              (612,372)      (333,887)      (236,425)

INCREASE IN CASH                       38,832        238,611         75,709

CASH BEGINNING OF YEAR                522,835        284,224        208,515

CASH END OF YEAR                 $    561,667   $    522,835   $    284,224




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

Restricted Deposits--These restricted deposits are deposited into Money Market Treasury Funds and Certificates of Deposits. The
Partnership expects to hold these until bond maturity. The amortized cost value approximates market value.

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

Partnership Income or Loss Per Limited Partnership Unit--Partnership operations are recognized individually by the respective partners and, consequently, no provision will be made by the Partnership for income taxes or income tax benefits.

Debt Issuance and Refinancing Costs--Loan costs in the amount of $346,243, $964 and $2,708 were incurred and capitalized by the Partnership in 1996, 1995 and 1994, respectively. These costs are being amortized over the term of the related loans.

Reclassifications--Certain items in the 1996, 1995 and 1994 financial statements have been reclassified. No income effect resulted from these reclassifications.

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

New Accounting Standards--In March 1995, the FASB issued its Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. In addition, SFAS 121 requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less costs to sell. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The application of this pronouncement did not have a material effect on the financial statements of the Partnership.




(The remainder of this page intentionally left blank.)

NOTE B--INVESTMENT PROPERTIES

Investment properties consists of the following:

                                               December 31,
                                        1996              1995
Cost (including capital
  improvements subsequent
  to acquisition):

   Bayberry Crossing Shopping
     Center                         $  4,467,610     $  4,451,962
   Forest Park Shopping Center         2,946,998        2,944,655
   Thomasbrook Apartments              6,660,081        6,579,745
   Sunwood Village Apartments         11,369,101       11,285,696
   Oak Terrace Healthcare Center       3,980,340        3,980,340
   Oak Terrace Active Retirement
     Center                            8,905,822        8,763,727
   Other equipment                         8,479            8,479
                                      38,338,431       38,014,604
Less

   Accumulated depreciation           11,196,482        9,975,975
   Allowance for losses on
     investment properties               750,000          750,000

                                    $ 26,391,949     $ 27,288,629


During 1991 and 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties.

Depreciation expense was $1,220,507, $1,196,443 and $1,189,238 for the year ended December 31, 1996, 1995 and 1994, respectively.

NOTE C--MORTGAGE DEBT


Mortgage debt consists of the following:

                                                December 31,
                                            1996          1995
Collateralized by Investment Property:

  First Mortgages:

    Bayberry Crossing Shopping Center  $ 2,618,862   $   831,023
    Forest Park Shopping Center          1,201,571     1,288,958
    Thomasbrook Apartments               4,984,179     4,984,179
    Sunwood Village Apartments           8,070,786     8,136,792
    Oak Terrace Active Retirement
     Center (OTARC) and Oak Terrace
     Healthcare Center (OTHCC)          12,800,000    12,800,000
       Less bond discount               (2,201,842)   (2,353,042)

  Second Mortgages:

    Bayberry Crossing Shopping Center          ---     1,893,575

                                       $27,473,556   $27,581,485


Bayberry Crossing Shopping Center (Bayberry)

On November 21, 1996 the Partnership refinanced the first and second mortgage on Bayberry Crossing Shopping Center. The terms of the new mortgage are 8.25% interest with monthly principal and interest payments of $21,571 through the loan maturity date of November 10, 1999 (three years).

The Partnership recognized a gain of $60,571 upon the refinancing of the notes in 1996. All of the deferred interest, accrued interest and late charges relating to the original note were forgiven by the lender.

Forest Park Shopping Center (Forest Park)

A bond financing agreement with a current balance of $1,201,571 is collateralized by Forest Park. Principal and interest payments are due monthly. Interest is calculated at 80% of the current prime rate and adjusted annually. Monthly principal is due at an amortization rate of 17 years, which fully amortizes the loan through the maturity date of March, 2008. The bonds are callable on April 1, 1998 and 2003. The interest rates at the adjustment dates of April 1, 1996, 1995 and 1994 were 8.25%, 7.20%, and 6.25% respectively.

Thomasbrook Apartments (Thomasbrook)

A purchase money note with a current balance of $4,984,179 is collateralized by Thomasbrook. Principal and interest payments are due monthly in an amount necessary to amortize the principal over thirty years. The interest rate is 9.5% through the maturity date of September 1, 2000.

No principal payments were made in 1996 and as of December 31, 1996, accrued interest for Thomasbrook Apartments is past due by $606,791
due to the negative cash flow status of the apartment complex.   The
General Partner and the lender are engaged in ongoing negotiations related to a restructure of this debt and it is anticipated that a restructure will be completed in 1997. The Partnership is currently paying debt service at $35,000 per month which represents the cash flow of the property. It is anticipated those payments will continue until a restructuring or refinancing is completed.

The net book value of this property was $4,531,000 as of December 31, 1996.

Sunwood Village Apartments (Sunwood)

On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are interest at 8.625% with monthly principal and interest payments of $63,000 through the loan maturity date of June 1, 2001 (5 years).

The Partnership recognized a gain of $352,227 upon refinancing of the note in 1996. All of the deferred interest relating to the original note was forgiven by the lender.

Oak Terrace Active Retirement Center (OTARC) and Oak Terrace
Healthcare Center (OTHCC)

A bond financing agreement is collateralized by OTARC, OTHCC, and interest earned on bond cash reserves and debt service reserves invested in Money Market Mutual Funds ($1,510,000) and Certificates of Deposits ($455,125). The original principal balance of $15,100,000 consisted of variable rate demand multi-family housing revenue bonds, which mature serially from December 31, 1991 to December 2015. The effective rate was fixed on the commencement date of the bonds based on 20 Year U.S. Treasury Bonds futures contracts. The bonds contained a financing agreement providing for the financial institution to receive a fee to fix the interest rate at 6.2% on $10,700,000 of the principal balance. The bond discount paid to obtain this agreement is amortized over the life of the bonds using an effective interest rate method. The remaining $4,400,000 of the original principal balance bears interest at variable rates. This rate, which is determined weekly by the Remarketing Agent, is based upon his opinion as to the minimum rate necessary to sell the Bonds (at par) in a secondary market. At December 31, 1996 the variable rate was 6.2%.
The current $12,800,000 balance of bonds consist of $4,400,000 at a variable interest rate and $8,400,000 at the fixed interest rate.

The Partnership had the option to pay or defer payment on the difference in the fixed rate 6.2% on the $10,700,000 bonds and the reduced rate of 4.22%. On April 20, 1994 the fixed rate was reduced to 4.22%. The balance of deferred interest calculated at that date was the difference between the bonds floating rate and the fixed rate. The resulting balance of deferred interest was $737,370.

Pursuant to the terms of the bond financing agreement, certain cash reserves are required and are designated for scheduled principal payments and replacement reserves. Interest earned on these reserves is recorded as a reduction of interest expense and is considered in the computation of the amortization of the bond discount. As of December 31, 1996 and 1995, the unamortized balance of the bond discount was $2,201,842 and $2,353,042.

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

Cash paid for interest totaled $2,636,889, $2,220,221 and $2,209,797 during 1996, 1995, and 1994, respectively.

Maturities of mortgage debt are as follows:

   Year
   1997                          $ 5,169,328
   1998                              193,781
   1999                            2,705,013
   2000                              167,522
   2001                            7,875,119
   Thereafter                      1,180,375
                                  29,675,398
   Bond discount                  (2,201,842)

   Net debt outstanding          $27,473,556

NOTE D--RELATED PARTY TRANSACTIONS

Through December 31, 1994, property management services were provided by The Hoyt Group, a Kansas Corporation in which the individual general Partner had a majority interest. As of January 1, 1995, SPECS, Inc., a Kansas Corporation in which the individual General Partner has an interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to The Hoyt Group and SPECS, Inc. are as follows:

                                 Years Ended December 31,
                                1996        1995       1994

Property management fees      $279,374    $273,304   $264,876
Professional Services           48,668      48,000        ---
                              $328,042    $321,304   $264,876

These professional services were provided by an unrelated entity previous to January 1, 1995.

The General Partners are entitled to receive a Partnership
Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership exception for Forest Park whose Management Fee is equal to 3%, Oak Terrace Health Care which pays 2% in Management Fees, and Sunwood

NOTE D--RELATED PARTY TRANSACTIONS

Village whose Management Fee is equal to 3%. There was no management fee due for the years ended December 31, 1996, 1995 and 1994.

Amounts due from related parties consist of the following:

                                            December 31,
                                            1996         1995
Secured Investment Resources II, Inc.   $  174,423   $  174,423
Secured Investment Resources Fund, L.P. $    5,000   $      ---

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

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1997. The primary source of working capital is expected to be cash flow from operations which is expected to improve over that of the previous year due to improved operations.

Certain positive factors are expected to affect 1997 operations are improved occupancy on the commercial properties, residential rental rate increases and decreased usage of promotional rent discounts. It is also expected that stringent controls over expenditures will be maintained.

The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership, and will influence the achieved results.

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

                                        December 31,
                                     1996          1995

Vendor accounts payable          $    60,718   $     47,135
Real estate / property taxes         329,540        246,510
Professional fees                     30,201         53,733
Utilities                             25,093         23,652
Payroll reimbursement                 26,016         27,967
                                 $   471,568   $    398,997

As of December 31, 1996, delinquent real estate taxes and the corresponding interest on the delinquent taxes are $189,458 and consist of one-half of 1994 and all of 1995 and 1996 for Thomasbrook Apartments.




(The remainder of this page intentionally left blank.)

NOTES
TO FINANCIAL STATEMENTS--CONT'D.

NOTE H--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from: 1) depreciation and amortization; 2) losses and provision for losses on investment properties; and 3) provision for doubtful accounts. The effect of these items is summarized as follows:


                                             December 31,
                                          1996          1995
Financial reporting basis:
  Total assets                        $ 29,702,219  $ 30,294,128
  Total liabilities                    (29,551,397)  (29,949,846)

  Total Partners' capital             $    150,822  $    344,282

Tax basis:
  Total assets                        $ 37,294,801    37,895,516
  Total liabilities                    (34,395,572)  (34,718,036)

  Total Partners' capital             $  2,899,229   $ 3,177,480


                                       Years Ended December 31,
                                   1996           1995            1994
Partnership loss --
  financial reporting
  purposes                     $ (193,460)    $   (51,295)    $  (889,178)
Book versus tax differences
  due to:
    Deferred Interest               ---           129,977        (129,977)
    Depreciation and
      amortization                (17,931)        (44,713)        (46,211)
    Bond discount
      amortization                (98,010)        (98,010)       (139,719)
   Unearned income                 21,944          14,358             ---
   Provision for doubtful
      accounts                      9,125          (1,805)        (16,120)
    Other                           2,476           1,921           1,961
                                  (82,396)          1,728        (330,066)
Partnership loss --
  federal income
  tax purposes                 $ (275,856)    $   (49,567)    $(1,219,244)

NOTE I--LEASES

Rental income on investment properties is reported when earned. The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received as of December 31, 1996 are as follows:

             1997        $  408,732
             1998           317,395
             1999           216,706
             2000           125,017
             2001            88,486
             Thereafter      17,392

             TOTAL       $1,173,728

NOTE J--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash activity for the year ended December 31, 1995 follows:

                                                             1995
Purchase of Thomasbrook Apartments second mortgage:
  Mortgage debt retired                              $    775,000
  Other liabilities                                       115,366
                                                     $    890,366

NOTE K--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reflected in the balance sheets at December 31, 1996, reasonably approximate the fair values for cash and cash equivalents. The Partnership cannot estimate the fair value of its fixed rate borrowings at December 31, 1996, as there is no readily available market value for instruments with similar characteristics.

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

          As of December 31, 1996, Mr. James R. Hoyt is the sole officer and director.

          James R. Hoyt (the Individual General Partner), age 59, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

          Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. and Secured Investment Resources Fund, L.P. III. Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1996, these partnerships, including Secured Investment Resources Fund, L.P. II, have raised a total of $60,709,750.

Item 11.  Management Compensation

          During 1996, the Partnership paid $279,374 in fees to related parties for property management services.

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




(The remainder of this page intentionally left blank.)

                             PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)(1)    The following Financial Statements of Secured
                    Investment Resources Fund, L.P. II are included in
                    Item 8:

                                                                 Page

                    (i)   Independent Auditors' Report             12

                    (ii)  Balance Sheets -
                          December 31, 1996 and 1995              13-14

                    (iii) Statements of Operations -
                          Years Ended December 31, 1996,
                          1995 and 1994                             15

                    (iv)  Statements of Partnership
                          Capital - Years Ended December 31,
                          1996, 1995 and 1994                       16

                    (v)   Statements of Cash Flows
                          Years Ended December 31, 1996,
                          1995 and 1994                           17-18

                    (vi)  Notes to Financial Statements           19-29

          (a)(2) The following Financial Statement Schedules are filed as part of this report:

                    (i)  Schedule II - Allowance for Doubtful
                            Accounts                                36

             (ii) Schedule III - Real Estate and
                      Accumulated Depreciation                    37-40

 All schedules other than those indicated in the index have been omitted as the required information is presented in the financial statements, related notes or is inapplicable.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K--Cont'd.

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

(viii)   Previously filed as an Exhibit to Form 8-K dated January
         13, 1988 and incorporated herein by reference.

(ix)     Previously filed as an Exhibit to Form 8, Amendment    to
         Form 8-K dated February 29, 1988 and incorporated herein by reference.

(x)      Previously filed as an Exhibit to Form 8-K dated
         September 14, 1988 and incorporated herein by reference.

(xi) Previously filed as an Exhibit to Form 8-K dated December 7, 1988 and incorporated herein by reference.

(xii )   Previously filed as an Exhibit to Form 10-K dated March
         30, 1989 and incorporated herein by reference.

(xiii) Previously filed as an Exhibit to Form 8-K dated December 4, 1989 and incorporated herein by reference.

(b)      Report of Form 8-K filed during the fourth quarter

         None.

                    Secured Investment Resources Fund L.P. II
                  Schedule II - Allowance for Doubtful Accounts
                               December 31, 1996

                  Balance at      Additions    Bad Debt Write   Balance at
                 Beginning of    Charged to     Offs Deducted      End
                    Period       Operations    From Allowance   of Period

    For Years Ended December 31,

     1994          $ 63,400       $(16,385)      $    267       $  47,282

     1995          $ 47,282       $(24,638)      $ 22,831          45,475

     1996          $ 45,475       $ 65,590       $ 56,465       $  54,600

Secured Investment Resources Fund, L.P. II
Schedule III - Real Estate & Accumulated Depreciation
December 31, 1996
                                              Initial Cost to Partnership  (A)       Subsequent to Acquisition
                                                       Buildings &     Furniture                   Reduction
                             Encumbrances     Land     Improvements    Equipment    Improvements  of Basis (B)
Other Equipment              $      ---  $      ---    $      ---      $    ---       $  8,479    $     ---

Garden Apartments:
   Sunwood Apartments         8,070,786   1,375,448     9,706,178       123,000        434,365     (269,890)
   Las Vegas, NV

   Thomasbrook Apartments     4,984,179     655,327     5,305,193           ---        927,983     (228,422)
   Shawnee, KS

Strip Shopping Centers
   Bayberry Crossings         2,618,862     607,184     3,729,847           ---        371,474     (240,895)
   Lee's Summit, MO

   Forest Park                1,201,571     504,761     2,372,378           ---        113,070      (43,211)
   St. Louis, MO

Retirement Center:
   Oak Terrace Active
     Retirement Center
   Springfield, IL           11,744,225     258,269     8,174,500        172,000        301,053        ---

Nursing Home:
   Oak Terrace Health
     Care Center              1,055,775     273,834     3,412,956        293,550            ---          ---
   Springfield, IL

Less Bond Discount on
   Oak Terrace Active
    Retirement Center and    (2,201,842)       ---           ---             ---            ---           ---
    Health Care Center
                            $27,473,556  $3,674,823   $32,701,052   $    588,550     $2,156,424     $(782,418)

                                             Gross Amount at Which
                                           Carried at Close of Period
                                               Buildings &    Furniture                    Accumulated      Date      Depreciation
                                       Land   Improvements    Equipment       Total      Depreciation(3)   Acquired       Life
Other Equipment                   $      ---  $      ---   $     8,479   $     8,479     $    8,479                    5 Yrs <F2>
Garden Apartments:
   Sunwood Apartments               1,340,364   9,552,542       476,195    11,369,101      3,354,809     15-May-87     30 Yrs <F1>
   Las Vegas, NV                                                                                                        5 Yrs <F2>
   Thomasbrook Apartments             451,058   5,714,861       494,162     6,660,081      2,129,345     26-Aug-88     30 Yrs <F1>
   Shawnee, KS                                                                                                          5 Yrs <F1>

Strip Shopping Centers
   Bayberry Crossings                 574,761   3,615,679       277,170     4,467,610      1,275,091     30-Jun-87     30 Yrs <F1>
   Lee's Summit, MO                                                                                                     5 Yrs <F2>

   Forest Park Shopping Center        492,694   2,359,159        95,145     2,946,998      1,400,784     23-Nov-88     30 Yrs <F1>
   St. Louis, MO                                                                                                        5 Yrs <F2>

Retirement Center:
   Oak Terrace Active
    Retirement Center
   Springfield, IL                    366,834   8,199,873       339,115     8,905,822      2,536,381     31-Aug-88     30 Yrs <F1>
                                                                                                                        5 Yrs <F2>

Nursing  Home:
   Oak Terrace Health
    Care Center                       273,834   3,412,956       293,550     3,980,340      1,241,593     31-Aug-88     30 Yrs <F1>
   Springfield, IL                                                                                                      5 Yrs <F2>
                                   $3,499,545 $32,855,070    $1,983,816   $38,338,431    $11,946,482


<F1> Estimated useful life of buildings.
<F2> Estimated useful life of furniture and fixtures.
<F3> Includes allowance for losses of $750,000.
NOTES:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including $205,582 and $145,578 of improvements incurred in 1988 and 1987, respectively, which were contemplated at the time the property was acquired.

  (B) Receipts received under the terms of certain guarantee agreements are recorded by the
      Partnership as a reduction of the basis of the property to which the guaranteed income relates.

                                    Secured Investment Resources Fund, L.P. II
                              Schedule III - Real Estate & Accumulated Depreciation -- Continued
                                                      December 31, 1996
                                                                                   Buildings &   Furniture &
                                                            Total          Land   Improvements     Equipment
(C) Reconciliation of Real Estate owned:
Balance at January 1, 1994                            $37,429,726    $3,390,979    $32,742,546    $1,296,201
   Additions during year:
     Improvements                                         226,809           ---         34,117       192,692

Balance at December 31, 1994                           37,656,535     3,390,979     32,776,663     1,488,893
   Additions during year:
     Improvements                                         358,069           ---         49,439       308,630
Balance at December 31, 1995                           38,014,604     3,390,979     32,826,102     1,797,523
   Additions during year:
     Improvements                                         323,827       108,566         28,968       186,293

Balance at December 31, 1996                          $38,338,431    $3,499,545    $32,855,070    $1,983,816

(D)  Reconciliation of Accumulated Depreciation
Balance at January 1, 1994                              8,340,293           ---      7,035,013     1,305,280
   Additions during year:
     Depreciation Expense                               1,189,239           ---      1,100,507        88,732

Balance at December 31, 1994                            9,529,532           ---      8,135,520     1,394,012
   Additions during year:
     Depreciation Expense                               1,196,443           ---        877,397       319,046

Balance at December 31, 1995                           10,725,975           ---      9,012,917     1,713,058
   Additions during year:
     Depreciation Expense                                                         1,220,507            ---     1,090,203   130,304

Balance at December 31, 1996                          $11,946,482    $      ---    $10,103,120    $1,843,362

(E)  The total gross amount of real estate at December 31, 1996 includes $3,085,450 of acquisition fees paid to affiliates.

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


                   Date: April 14, 1997


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


                   Date: April 14, 1997


         Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has been sent to security holders.