Form 10-Q
period 1997-03-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 1997-10-17
CIK 797331

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     March 31, 1997

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

                                   INDEX

PART I.  FINANCIAL INFORMATION                              Page
Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- March 31, 1997 and
           December 31, 1996                                 3-4
          Statements of Operations -- Three Months
           Ended March 31, 1997 and 1996                       5

          Statements of Partnership Capital --
           Three Months Ended March 31, 1997
           and the Years Ended December 31, 1996,
           and 1995                                            6

          Statements of Cash Flows -- Three Months
           Ended March 31, 1997 and 1996                     7-8

          Notes to Financial Statements                     9-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                      11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   12

Item 2.   Changes in Securities                               12

Item 3.   Defaults Upon Senior Securities                     12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   12

Item 5.   Other Information                                   12

Item 6.   Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                    13

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS

                                           March 31,
                                             1997         December 31,
                                         (Unaudited)         1996

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  36,354,615     $  36,354,615
Furniture, fixtures and equipment           1,999,132         1,983,816
                                           38,353,747        38,338,431
  Less accumulated depreciation
   and allowance for losses                12,253,626        11,946,482
                                           26,100,121        26,391,949

RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000         1,510,000
  Bond principal reduction reserves           474,445           455,125
  Restricted Deposits                          28,750           28,750
                                            2,013,195         1,993,875

OTHER ASSETS
  Cash                                        745,438           561,667
  Rents and other receivables,
   less allowance of $78,600
   in 1997 and $54,600 in 1996                 22,058            14,431
  Due from related parties (Note C)           179,423           179,423
  Prepaid expenses                            140,345            96,982
  Debt issuance costs, net of
   accumulated amortization of
   $247,610 in 1997 and $218,729
   in 1996                                    344,204           365,585
  Commercial commissions, deposits
   and other                                   87,451            98,307
                                            1,518,919         1,316,395


      TOTAL ASSETS                      $  29,632,235      $ 29,702,219

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                          March 31,
                                            1997        December 31,
                                         (Unaudited)        1996
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                $  27,465,747  $  27,473,556
  Deferred interest (Note B)                  737,370        737,370
  Accrued interest                            728,442        684,139
  Accounts payable and accrued
   expenses                                   583,670        471,568
  Unearned revenue                             11,978         36,302
  Tenant security deposits                    145,523        148,462

      TOTAL LIABILITIES                    29,672,730     29,551,397


PARTNERSHIP CAPITAL

General Partner
  Capital contribution                          1,000          1,000
  Partnership deficit                        (189,434)      (187,521)
                                             (188,434)      (186,521)
Limited Partner
  Capital contributions                    18,901,831     18,901,831
  Partnership deficit                     (18,753,892)   (18,564,488)
                                              147,939        337,343
      TOTAL PARTNERSHIP CAPITAL                40,495        150,822

                                        $  29,632,235  $  29,702,219




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                                                 Three Months Ended
                                                          March 31,
                                                   1997         1996
REVENUES
  Rents                                         $1,474,090   $1,503,028
  Maintenance escalations
   and other                                        29,510       28,152
                                                 1,503,600    1,531,180
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                        626,451      609,556
  General and
   administrative
   expenses                                         36,078       36,132
  Professional services                             25,593       13,096
  Management fees                                   64,513       70,804
                                                   752,635      729,588

  NET OPERATING INCOME                             750,965      801,592

NON-OPERATING EXPENSES
  Interest                                         606,257      610,819
  Depreciation and
   amortization                                    336,025      310,871

                                                   942,282      921,690

PARTNERSHIP LOSS                                $ (191,317)  $ (120,098)

Allocation of loss:
  General Partner                                   (1,913)      (1,201)
  Limited Partner                                 (189,404)    (118,897)

                                                $ (191,317)  $ (120,098)
Partnership loss per
 limited partnership
  unit                                          $    (3.53)  $    (2.22)



See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Three Months Ended March 31, 1997(Unaudited) and the Years Ended December 31, 1996 and 1995


                                     General        Limited
                                     Partner        Partner         Total

Balances at January 1, 1995        $ (184,073)     $  579,650     $  395,577

Partnership loss                         (513)        (50,782)       (51,295)

Balances at December 31, 1995        (184,586)        528,868        344,282

Partnership loss                       (1,935)       (191,525)      (193,460)

Balances at December 31, 1996        (186,521)        337,343        150,822

Partnership loss                       (1,913)       (189,404)      (191,317)

Balances at March 31, 1997         $ (188,434)     $  147,939     $  (40,495)



See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)

                                             Three Months Ended
                                                 March 31,
                                            1997           1996

OPERATING ACTIVITIES
  Partnership income                    $   (191,317)  $   (120,098)
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization           373,825        348,671
     Provision for losses on rents
      and other receivables                   24,000         (2,525)
   Changes in assets and liabilities:
     Rents and other receivables             (31,628)       (59,744)
     Prepaid expenses                        (43,363)       (29,353)
     Commercial commissions, deposits
      and other                               10,857         15,631
     Accounts payable
      and accrued expenses                   112,102         67,591
     Accrued interest                         44,304          6,340
     Unearned revenue                        (24,325)        (2,780)
     Tenant security deposits                 (2,939)         2,502

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                        271,516        226,235

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                  (15,316)       (64,480)
  Purchase of restricted bond
   cash reserves                             (19,320)          (375)

NET CASH USED IN
 INVESTING ACTIVITIES                        (34,636)       (64,855)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                              Three Months Ended
                                                  March 31,
                                             1997          1996
FINANCING ACTIVITIES
  Principal payments on
   long-term debt                        $   (45,610)   $  (65,615)
  Debt Issuance Costs                         (7,500)      (34,440)
  Due (to) from related
    parties                                        0        (5,000)

NET CASH USED IN
 FINANCING ACTIVITIES                        (53,110)     (105,055)

INCREASE IN CASH
 AND CASH EQUIVALENTS                        183,770        56,325

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                         561,667       522,835

CASH AND CASH EQUIVALENTS
 END OF PERIOD                            $  745,437    $  579,160


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December
31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                         March 31,     December 31,
                                          1997            1996
Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center     $ 12,800,000   $ 12,800,000
      less bond discount                (2,164,042)    (2,201,842)
    Sunwood Village Apartments           8,055,702      8,070,786
    Thomasbrook Apartments               4,984,179      4,984,179
    Forest Park Shopping Ctr.            1,179,724      1,201,571
    Bayberry Crossing Shopping Ctr.      2,610,184      2,618,862

                                      $ 27,465,747   $ 27,473,556

Interest expense totaled $606,257 and $610,819 during the first quarter of 1997 and 1996, respectively.

On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are $8,100,000 at 8.625% interest with monthly principal and interest payments in the amount of $63,000 through the loan maturity date of June 1, 2001 (5 years).

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTE B--MORTGAGE DEBT--CONT'D.

The Partnership recognized a gain of $352,227 upon payment of the refinanced note due the forgiveness of all the deferred interest relating to the original note.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace Active Retirement Center financing. As of June 30, 1997 and December 31, 1996, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

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

                                        Three Months Ended
                                             March 31,
                                        1997           1996

Property Management Fees           $     64,513   $     70,804

Amounts due from related parties consist of the following:

                                     March 31,    December 31,
                                       1997           1996
Secured Investment Resources
  II, Inc.                         $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                              5,000          5,000
                                   $    179,423   $    179,423

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues for the first three months of 1997 decreased by $27,600 (1.8%) compared to the same period of last year. The apartment market in Las Vegas has raised rents resulting in a higher vacancy. Thomasbrook in Kansas City has decreased in revenue and increased vacancy loss. The commercial property at Forest Park Center in St Louis remained strong, the rental income at Bayberry Center decreased due to loss of tenants and bad debt. The Partnership has increased the rental rates at Oak Terrace, resulting in $30,000 higher revenue than first quarter 1996.

Operating and Administrative expenses increased $16,800 (2.6%) when comparing the first three months of 1997 with the same period of 1996. Higher property operating expenses are primarily due to higher resident turnover.

Interest expense for the first three months increased $4,600 (.7%) over the 1996 first three months expense.

The Partnership anticipates that operating results for the first three months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first three months $271,500 of cash was provided by operating activities, $34,600 was used for investing activities and $53,100 was used to reduce long term debt.

Although the cash position has improved, the Partnership is past due on the Thomasbrook Apartment first mortgage. The General Partner believes that working capital will be available during the remainder of the year to reduce this past due balance and fund known, on-going operating and capital requirements. The General Partner also anticipates that 1997 cash flow from operations will continue to improve because of stronger occupancy and continued rental rate increases.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         There were no reports on Form 8-K filed
                         during the quarter ended March 31, 1997.

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


                    Date: May 15, 1997


                    By: Secured Investment Resources II, Inc.
                        as Corporate General Partner


                    By:
                             James R. Hoyt, President


                    Date: May 15, 1997

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


                      Date: May 15, 1997


                      By: Secured Investment Resources II, Inc.
                          as Corporate General Partner


                      By:     /s/ James R. Hoyt
                               James R. Hoyt, President


                      Date: May 15, 1997