Form 10-Q
period 1997-06-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 1997-10-17
CIK 797331

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     June 30, 1997

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

                                   INDEX


PART I.  FINANCIAL INFORMATION                              Page
Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- June 30, 1997 and
           December 31, 1996                                 3-4
          Statements of Operations -- Three and Six
           Months Ended June 30, 1997 and 1996                 5

          Statements of Partnership Capital --
           Six Months Ended June 30, 1997
           and the Years Ended December 31, 1996,
           and 1995                                            6

          Statements of Cash Flows -- Six Months
           Ended June 30, 1997 and 1996                      7-8

          Notes to Financial Statements                     9-10

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                      11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   12

Item 2.   Changes in Securities                               12

Item 3.   Defaults Upon Senior Securities                     12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                   12

Item 5.   Other Information                                   12

Item 6.   Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                    13

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS
                                           June 30,
                                             1997         December 31,
                                         (Unaudited)         1996
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  36,358,777     $  36,354,615
Furniture, fixtures and equipment           2,025,987         1,983,816
                                           38,384,764        38,338,431
  Less accumulated depreciation
   and allowance for losses                12,560,770        11,946,482
                                           25,823,994        26,391,949

RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000         1,510,000
  Bond principal reduction reserves           489,341           455,125
  Restricted Deposits                          28,750           28,750
                                            2,028,091         1,993,875

OTHER ASSETS
  Cash                                        855,016           561,667
  Rents and other receivables,
   less allowance of $86,125
   in 1997 and $54,600 in 1996                 30,272            14,431
  Due from related parties (Note C)           179,423           179,423
  Prepaid expenses                            114,529            96,982
  Debt issuance costs, net of
   accumulated amortization of
   $276,491 in 1997 and $218,729
   in 1996                                    324,323           365,585
  Commercial commissions, deposits
   and other                                   76,594            98,307
                                            1,580,157         1,316,395

      TOTAL ASSETS                      $  29,432,242     $ 29,702,219

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                          June 30,
                                            1997        December 31,
                                         (Unaudited)        1996
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                $  27,458,624  $  27,473,556
  Deferred interest (Note B)                  737,370        737,370
  Accrued interest                            776,161        684,139
  Accounts payable and accrued
   expenses                                   585,397        471,568
  Unearned revenue                              7,004         36,302
  Tenant security deposits                    145,855        148,462

      TOTAL LIABILITIES                    29,710,411     29,551,397


PARTNERSHIP CAPITAL

General Partner
  Capital contribution                          1,000          1,000
  Partnership deficit                        (191,811)      (187,521)
                                             (190,811)      (186,521)
Limited Partner
  Capital contributions                    18,901,831     18,901,831
  Partnership deficit                     (18,989,189)   (18,564,488)
                                              (87,358)       337,343
      TOTAL PARTNERSHIP CAPITAL              (278,169)       150,822


                                        $  29,432,242  $  29,702,219

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                           Six Months Ended           Three Months Ended
                                    June 30,                   June 30,
                             1997          1996         1997         1996
REVENUES
  Rents                   $2,958,583    $3,022,151   $1,484,493   $1,519,123
  Maintenance escalations
   and other                  59,482        53,490       29,972       25,338
                           3,018,065     3,075,641    1,514,465    1,544,461
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                1,295,485     1,255,014      669,034      645,458
  General and
   administrative
   expenses                   75,977        72,123       39,899       35,991
  Professional services       51,602        45,883       26,009       32,787
  Management fees            130,088       141,900       65,575       71,096
                           1,553,152     1,514,920      800,517      785,332

  NET OPERATING INCOME     1,464,913     1,560,721      713,948      759,129

NON-OPERATING EXPENSES
  Interest                 1,221,854     1,200,718      615,597      589,899
  Depreciation and
   amortization              672,050       621,671      336,025      310,800

                           1,893,904     1,822,389      951,622      900,699

Partnership Loss before
 extra ordinary item      $ (428,991)     (261,668)    (237,674)    (141,570)
Extraordinary Gain on
 debt restructuring--
 (Note B)                        ---       352,227          ---      352,227

PARTNERSHIP INCOME (LOSS) $ (428,991)   $   90,559   $ (237,674)  $  210,657

Allocation of income (loss):
  General Partner             (4,290)          906       (2,377)       2,107
  Limited Partner           (424,701)       89,653     (235,297)     208,550

                          $ (428,991)   $   90,559   $ (237,674)  $  210,657
Partnership income (loss)
  per limited partnership
  unit                    $    (7.91)   $     1.67   $    (4.38)  $     3.89


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Six Months Ended June 30, 1997 (Unaudited) and the Years Ended December 31, 1996 and 1995

                                     General        Limited
                                     Partner        Partner         Total
Balances at January 1, 1995        $ (184,073)     $  579,650     $  395,577

Partnership loss                         (513)        (50,782)       (51,295)

Balances at December 31, 1995        (184,586)        528,868        344,282

Partnership loss                       (1,935)       (191,525)      (193,460)

Balances at December 31, 1996        (186,521)        337,343        150,822

Partnership loss                       (4,290)       (424,701)      (428,991)

Balances at June 30, 1997          $ (190,811)     $  (87,358)    $ (278,169)



See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)


                                              Six Months Ended
                                                  June 30,
                                            1997           1996
OPERATING ACTIVITIES
  Partnership income                    $   (428,991)  $     90,559
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization           672,050        631,002
     Amortization of bond discount            75,600         75,600
     Gain on debt restructuring                    0       (352,227)
     Provision for losses on rents
      and other receivables                   31,525         (5,230)
   Changes in assets and liabilities:
     Rents and other receivables             (47,367)         1,256
     Prepaid expenses                        (17,547)        (2,726)
     Commercial commissions, deposits
      and other                               21,713         18,185
     Accounts payable
      and accrued expenses                   113,829        125,227
     Accrued interest                         92,022         (3,213)
     Unearned revenue                        (29,298)         3,583
     Tenant security deposits                 (2,606)         4,833

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                        480,930        586,849

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                  (46,333)      (215,620)
  Purchase of restricted bond
   cash reserves                             (34,216)       (29,500)

NET CASH USED IN
 INVESTING ACTIVITIES                        (80,549)      (245,120)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                              Six Months Ended
                                                   June 30,
                                             1997          1996
FINANCING ACTIVITIES
  Principal payments on
   long-term debt                        $   (90,532)   $ (100,167)
  Debt Issuance Costs                        (16,500)     (352,348)
  Due (to) from related
    parties                                        0        (5,000)

NET CASH USED IN
 FINANCING ACTIVITIES                       (107,032)     (457,515)

INCREASE IN CASH
 AND CASH EQUIVALENTS                        293,349      (115,786)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                         561,667       522,835

CASH AND CASH EQUIVALENTS
 END OF PERIOD                            $  855,016    $  407,049


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                         June 30,      December 31,
                                          1997            1996
Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center     $ 12,800,000   $ 12,800,000
      less bond discount                (2,126,242)    (2,201,842)
    Sunwood Village Apartments           8,040,290      8,070,786
    Thomasbrook Apartments               4,984,179      4,984,179
    Forest Park Shopping Ctr.            1,157,877      1,201,571
    Bayberry Crossing Shopping Ctr.      2,602,520      2,618,862

                                      $ 27,458,624   $ 27,473,556

Interest expense totaled $1,221,854 and $1,200,718 during the first half of 1997 and 1996, respectively.

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

                                        Six Months Ended
                                             June 30,
                                        1997           1996

Property Management Fees           $    130,088   $    141,900

Amounts due from related parties consist of the following:

                                     June 30,     December 31,
                                       1997           1996
Secured Investment Resources
  II, Inc.                         $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                              5,000          5,000
                                   $    179,423   $    179,423

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Results of Operations

Revenues for the first six months of 1997 decreased by $57,600 (1.9%) compared to the same period of last year. The commercial property at Forest Park Center in St Louis remained strong, the rental income at Bayberry Center decreased due to vacancy and bad debt. The Partnership has increased the rental rates at Oak Terrace, resulting in increased revenue of $59,300.
The Partnership feels that the strong market at Oak Terrace will continue through 1997.

The weaker apartment market has caused a decrease in rental income of $26,800 when comparing the first six months of 1997 to the same period of 1996.

Operating and Administrative expenses increased $44,300 (3.3%) when comparing the first six months of 1997 with the same period of 1996. Higher property operating expenses are primarily due to higher resident turnover.

Interest expense for the first six months increased $21,100 (1.8%) over the 1996 first six months expense.

The Partnership anticipates that operating results for the first six months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first six months $480,900 of cash was provided by operating activities, $80,500 was used for investing activities and $107,000 was used to reduce long term debt.

Although the cash position has improved, the Partnership is past due on the Thomasbrook Apartment first mortgage. The General Partner believes that working capital will be available during the remainder of the year to reduce this past due balance and fund known, on-going operating and capital requirements. The General Partner also anticipates that 1997 cash flow from operations will improve because of stronger occupancy and rental rate increases.

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

                    Inapplicable.

          Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS

                    Inapplicable.

          Item 5.   OTHER INFORMATION

                    Inapplicable.

          Item 6.   EXHIBIT AND REPORTS ON FORM 8-K

                   (a)   Exhibits

                         None.

                   (b)   Reports on Form 8-K

                         There were no reports on Form 8-K filed
                         during the quarter ended June 30, 1997.

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


                    Date: August 15, 1997


                    By: Secured Investment Resources II, Inc.
                        as Corporate General Partner


                    By:
                             James R. Hoyt, President


                    Date: August 15, 1997

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


                      Date: August 15, 1997


                      By: Secured Investment Resources II, Inc.
                          as Corporate General Partner


                      By:     /s/ James R. Hoyt
                               James R. Hoyt, President


                      Date: August 15, 1997