Form 10-K
period 1997-12-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 1999-04-28
CIK 797331

FORM 10-K

	SECURITIES AND EXCHANGE COMMISSION
        	Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended               December 31, 1997

                                        OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________________to _____________________
Commission file number                                         0-16798
            SECURED INVESTMENT RESOURCES FUND, L.P. II
    (Exact name of registrant as specified in its charter)
              Delaware                                  36-3451000
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   5453 W. 61st Place, Mission, Kansas                         66205
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number,
 including area code)			        (913) 362-0200


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

Secured Investment Resources Fund, L.P. II ("Partnership") is a Delaware limited partnership formed pursuant to the Delaware Revised Uniform Limited Partnership Act on July 1, 1986. James R. Hoyt is the Individual General Partner and Secured Investment Resources, II Inc., a Missouri corporation, is the Corporate General Partner. The Partnership has no predecessors or subsidiaries. The Partnership was formed with the intent to engage in the business of acquiring, improving, developing, operating and holding for investment, income-producing real properties with the objectives of (i) preserving and protecting the Partnership's capital; (ii) providing cash distributions from operations; (iii) providing capital growth through property appreciation; and (iv) increasing equity in property ownership by the reduction of mortgage loans on Partnership properties. The term of the partnership is sixty (60) years from the date of the Partnership Agreement September 25, 1986, or the date of which all the assets acquired by the partnership are sold or converted to cash.

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

As of December 31, 1997, the Partnership has made cash distributions to Limited Partners of $4,724,456 for the period April 1, 1987 through December 31, 1997. No distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

As of December 31, 1997, the Partnership had no employees. As of January 1, 1995, employees of SPECS, Inc. provide property management services to the Partnership (as described in Note D). James R. Hoyt, a General Partner, is the principal and owner of 33 1/3% of SPECS, Inc. as of December 31, 1997.

Item 1.	Business--Cont'd.

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

The following table sets forth the investment portfolio of the Partnership at December 31, 1997:
                                                             Average
                              Properties at                Occupancy(*)
Property          Description  Initial Cost  Date Acquired   Percentage
                                                               1997     1996
Sunwood Village
Apartments          252 Units   $10,954,651   May 15, 1987    83%       96%
Las Vegas, NV

Bayberry Crossing
Shopping Center   56,113 Sq.Ft. $ 4,175,012   Jun 30, 1987    88%       92%
Lee's Summit, MO

Oak Terrace Active
Retirement
Center              129 Units   $ 8,604,769   Aug 31, 1988    97%       96%
Springfield, IL

Oak Terrace
Healthcare           98 Beds    $ 3,980,340   Aug 31, 1988   100%      100%
Center
Springfield, IL

Thomasbrook
Apartments          196 Units   $ 5,992,092   Aug 26, 1988    84%       89%
Shawnee, KS

Forest Park
Shopping Center   19,980 Sq.Ft. $ 2,871,199   Nov 23, 1988   100%      100%
St. Louis, MO

 (*) Based upon vacancy amount (in dollars) as a percent of gross possible rents. (Gross possible rents is calculated by multiplying established market rates for each unit type by the total unit mix).

      The encumbrances against each property are described in Note C.

Item 3. Legal Proceedings.

	As of December 31, 1997, the mortgage lender for The Thomasbrook Apartments had initiated foreclosure proceedings.


Item 4.	Submission of Matters to a Vote of Security Holders.

           None.


PART II


Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters.

(A)	There is no established public trading market for the Units of the
        Partnership.
(B)	There have been no distributions the last three years.
(C)	As of December 31, 1997, the Partnership had admitted 2,722
        Limited Partners who purchased 53,661 units.






(The remainder of this page left blank intentionally.)

Item 6.	Selected Financial Data.

                               Years Ended December 31,
OPERATING DATA          1997       1996       1995      1994      1993
(In Thousands)
 Rents                $ 5,792    $ 5,917    $ 5,583   $ 5,435   $ 5,674
 Maintenance
  Escalations and
  Other Income            314        281        314       256       287
 Property Operating
  Expenses              3,192      3,101      3,021      2,878    2,960
 Interest Expense (1)   2,248      2,242      2,429      2,322    2,725
 Depreciation/
  Amortization          1,501      1,461      1,388      1,380    1,957
 Gain on sale
   of Investment
   Property               ---        ---        ---        ---   (1,946)
 Extraordinary
   gain on debt
   restructuring          ---        413        890        ---      913
 Partnership Income
  (Loss)              $  (835)  $   (193)  $    (51)   $  (889) $ 1,178

Partnership Income
 (Loss) Per Limited
  Partnership
   Unit (2)        $   (15.41)  $  (3.57)  $   (.95)  $ (16.40) $ 21.74

Cash Distributions
 Per Limited
  Partnership
   Unit (3)        $      ---   $    ---   $     ---  $    ---  $  ---


BALANCE SHEET DATA      1997       1996       1995      1994      1993
(In Thousands)
Total Assets          $29,005    $29,702    $30,294   $30,963   $32,012
Mortgage Debt         $27,442    $27,474    $27,581   $28,556   $28,677


(1) Certain reclassifications have been made from interest expense to amortization to more accurately reflect the change in the bond discount amortization related to the Oak Terrace bond financing. There was no income effect as a result of these reclassifications.

Item 6.	Selected Financial Data--Cont'd.

(2) Partnership income (loss) per limited partnership unit is computed by dividing the income (loss) allocated to the Limited Partners by the weighted average number of limited partnership units outstanding.
      Per unit information has been computed based on 53,661 weighted average limited partnership units outstanding.

(3) Cash distributions per limited partnership unit has been computed by dividing distributions paid to the Limited Partners by 53,661 weighted average limited partnership units outstanding.







(The remainder of this page intentionally left blank.)

Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

Results of Operations

When comparing 1997 and 1996 operations, total revenues decreased $92,101 (1.5%) primarily due to decreased occupancy on both residential and one of the commercial properties.

Interest expense increased $5,734 (.2%) to $2,247,944 for 1997.
Depreciation and amortization went from $1,461,000 in 1996 to $1,500,977 in 1997, an increase of $40,395 (3%).

Total operating expenses for 1997 increased $90,950 (3%) from 1996 levels. Professional services increased $52,570 (65%) due primarily as a result of legal expense related to the Thomasbrook foreclosure proceedings. Management fees decreased $13,825 (5%) while general and administrative expenses remained stable. In 1997 the loss before extraordinary item increased from ($606,000) in 1996 to ($835,438) in 1997 (38%).

When comparing 1996 and 1995 operations, total revenues increased $300,061 (5%) primarily due to increased occupancy on both residential and commercial properties.

Interest expense decreased $187,007 (8%) to $2,242,210 for 1996.
Depreciation and amortization went from $1,388,895 in 1995 to $1,460,582 in 1996.

Total operating expenses for 1996 increased $79,978 (3%) from 1995 levels. Professional services decreased $15,672 (16%). Management fees increased $6,070 (2%), while general and administrative expenses remained stable. In 1996 the loss before extraordinary items decreased from ($942,000) in 1995 to ($606,300) in 1996 (36%).

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
        Results of Operations--Cont'd.

Results of Operations--Cont'd.

The General Partners anticipate 1998 operating results will continue to improve over 1997 and 1996 as a result of the continued planned increase in rental rates and decreased rental incentives. This planned increase in net rental income will be combined with continued efforts to reduce expenses.

Liquidity and Capital Resources

During 1997, the primary source of working capital was provided by net cash provided by operating activities of $811,000. Investing activities for new equipment and additional bond reserves consumed $322,000 and financing activities consumed an additional $182,000. This resulted in an increase of cash of $306,000 during the year. Accrued interest increased during the year by $115,000.

Thomasbrook Apartments' principal of $4,984,179 and accrued interest of $722,760 is past due as of December 31, 1997. The cash generated from operations for that property is insufficient to service the mortgage under the current payment requirements. The General Partner has had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. As of December 31, 1997, the mortgage lender had initiated foreclosure proceedings and a receiver has been appointed.

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

The General Partners believe that sufficient working capital will be available during 1998 to fund known, on-going operating and capital requirements of the Partnership. In 1998, the Partnership anticipates cash flow from operations will improve because management intends to 1) improve occupancy on the commercial properties; 2) achieve rental rate increases;
3) decrease the amount of promotional rent discounts offered on the residential properties; and 4) continue to maintain stringent controls over expenses.

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

Year 2000

The Partnership is currently dependent upon the General Partners and SPECS, Inc. ("SPECS") for management and administrative services. It is anticipated that the General Partners and SPECS will have to modify or replace portions of their software so that the computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than January, 1999. It is anticipated that SPECS will install a Year 2000 compliant software system at the property by that date. The cost of the conversion is not anticipated to be material. The general partners believe that with modifications to existing software and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

New Accounting Standards

SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of fiscal 1999. SFAS No. 130's disclosure requirements will have no impact on the Partnership's financial condition or results of operations.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998. An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operation decision maker in the determination of resource allocation and performance. The Partnership anticipates no impact of SFAS No. 131 on future financial statement disclosures.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.



Item 7.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations--Cont'd.

New Accounting Standards--Cont'd.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Item 8.	Financial Statements and Supplementary Data.


              SECURED INVESTMENT RESOURCES FUND, L.P. II
                                        Index
                                                     Page

Independent Auditors' Report                           14

Financial Statements:

Balance Sheets - December 31,
1997 and 1996                                        15-16

Statements of Operations - Years
Ended December 31, 1997, 1996
                       and 1995							17

Statements of Partnership Capital (Deficit) -
Years Ended December 31, 1997,
1996 and 1995                                          18

Statements of Cash Flows - Years
Ended December 31, 1997, 1996
and 1995                                             19-20

Notes to Financial Statements                        21-33

	INDEPENDENT AUDITORS' REPORT


The Partners
Secured Investment Resources Fund, L.P. II
Mission, KS

We have audited the accompanying balance sheets of Secured Investment Resources Fund, L.P. II as of December 31, 1997 and 1996, and the related statements of operations, partnership capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. II at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                             s/  BDO Seidman


St. Louis, Missouri
February 6, 1998
(Except for Note L dated September 3, 1998)

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS

                                                  December 31,
                                                 1997               1996
ASSETS

INVESTMENT PROPERTIES (Notes B and C)
  Land and buildings                     $   36,499,895     $   36,354,615
  Furniture, fixtures and equipment           2,095,962          1,983,816
                                             38,595,857         38,338,431
  Less accumulated depreciation
    and allowance for losses                 13,184,260         11,946,482
                                             25,411,597         26,391,949

RESTRICTED DEPOSITS
  Bond cash reserves (Note C)                 1,510,000          1,510,000
  Bond principal reduction reserves             519,767            455,125
  Other                                          28,750             28,750
                                              2,058,517          1,993,875

OTHER ASSETS
  Cash                                          867,658            561,667
  Rents and other receivables, less
    allowance of $122,350 in 1997 and
    $54,600 in 1996                              55,968             14,431
  Due from related parties (Note D)             179,423            179,423
  Prepaid expenses                              117,532             96,982
  Debt issuance costs, net of accumulated
    amortization of $330,728 in 1997 and
    $218,729 in 1996                            253,586            365,585
  Commercial commissions, deposits and
    other                                        60,679             98,307
                                              1,534,846          1,316,395

                                           $ 29,004,960       $ 29,702,219

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                    December 31,
                                                  1997              1996
LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)

Mortgage debt (Note C)                     $ 27,442,267       $ 27,473,556
Deferred interest (Note C)                      737,370            737,370
   Accrued interest                             799,278            684,139
Accounts payable and accrued
  expenses (Note G)                             548,265            471,568
Unearned revenue                                 12,736             36,302
Tenant security deposits                        149,660            148,462

      TOTAL LIABILITIES                      29,689,576         29,551,397


PARTNERSHIP CAPITAL (DEFICIT)
    General Partners
    Capital contribution                          1,000              1,000
    Partnership deficit                        (195,875)          (187,521)
                                               (194,875)          (186,521)
  Limited Partners
    Capital contributions                    18,901,831         18,901,831
    Partnership deficit                     (19,391,572)       (18,564,488)
                                               (489,741)           337,343
      TOTAL PARTNERSHIP CAPITAL (DEFICIT)      (684,616)           150,822

                                           $ 29,004,960       $ 29,702,219




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II
STATEMENTS OF OPERATIONS
                 						        	          		Years Ended December 31,

                                       1997         1996        1995
REVENUES                         $ 5,791,800 $  5,916,810  $ 5,583,063
  Interest                            24,230       11,722        3,601
  Maintenance escalations            289,442      269,041      310,848
                                   6,105,472    6,197,573    5,897,512
OPERATING AND ADMINISTRATIVE
 EXPENSES
 Property operating
    expenses                       2,649,931    2,604,239    2,514,846
  General and administrative
                                     143,211      136,698      136,511
  Professional services (Note D)     133,298       80,728       96,400
  Management fees (Note D)           265,549      279,374      273,304
  Depreciation and amortization    1,500,977    1,460,582    1,388,895
                                   4,692,966    4,561,621    4,409,956

NET OPERATING INCOME               2,913,483    3,096,534    2,876,451

NON-OPERATING EXPENSES
  Interest                         2,247,944    2,242,210    2,429,217
                                   3,748,921    3,702,792    3,818,112
Partnership loss
  before extraordinary item         (835,438)    (606,258)    (941,661)

Extraordinary gain on
  debt restructuring--(Note C)           ---      412,798      890,366

PARTNERSHIP LOSS                    (835,438)  $ (193,450) $   (51,295)

Allocation of (loss)
  General Partners             $      (8,354)  $   (1,935) $       513)
  Limited Partners                  (827,084)    (191,525)     (50,782)

                               $    (835,438)  $ (193,460) $   (51,295)
Per Limited Partnership Unit
  loss before extraordinary item      (15.41)  $   (11.19) $    (17.37)
    Extraordinary item                   ---         7.62        16.42
Total per Limited
Partnership Unit                  $   (15.41) $     (3.57) $      (.95)
See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

Years Ended December 31, 1997, 1996 and 1995

                                 General           Limited
                                Partners          Partners         Total

Balances at January 1, 1995   $ (184,073)       $  579,650    $  395,577

Partnership loss                    (513)          (50,782)      (51,295)

Balances at December 31, 1995   (184,586)          528,868       344,282

Partnership loss                  (1,935)         (191,525)     (193,460)

Balances at December 31, 1996   (186,521)          337,343       150,822

Partnership loss                  (8,354)         (827,084)     (835,438)

Balances at December 31, 1997 $ (194,875)       $ (489,741)   $ (684,616)


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF CASH FLOWS
                                            Years Ended December 31,
                                        1997        1996          1995

OPERATING ACTIVITIES
 Partnership loss                  $ (835,438)  $ (193,460)   $  (51,295)
 Adjustments to reconcile
  partnership loss to net cash
  provided by operating activities:
   Depreciation and amortization    1,500,977    1,460,582      1,388,895
   Gain on debt restructuring             ---     (412,798)      (890,366)
      Provision for losses on rents
    and other receivables              67,750        9,125        (24,638)
   Changes in assets and liabilities:
     Rents and other receivables     (109,287)     (11,487)        34,041
     Prepaid expenses                 (20,550)      14,079         19,611
Commercial commissions,
       deposits and other              37,628       40,663          5,974
     Accounts payable
       and accrued expenses            76,697       96,525          7,009
     Accrued interest                 115,139       (4,329)       435,431
     Unearned revenue                 (23,566)      21,944            346
     Tenant security deposits           1,198        8,138         11,019

NET CASH PROVIDED BY
  OPERATING ACTIVITIES                810,548    1,028,982        936,027

INVESTING ACTIVITIES
  Improvements to investment
    properties                       (257,426)    (323,827)      (358,069)
  Purchase of restricted bond
    cash reserves                     (64,642)     (53,951)        (5,460)

 NET CASH USED IN
  INVESTING ACTIVITIES           $   (322,068)  $ (377,778)  $   (363,529)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                          Years Ended December 31,
                                     1997             1996          1995

FINANCING ACTIVITIES

  Deferral of interest payable   $      ---        $     ---   $    17,748
  Debt issuance costs                   ---         (346,243)         (964)
  Advance to related
     parties                            ---           (5,000)         (427)
  Principal payments on debt    (   182,489)        (259,129)     (350,244)

  NET CASH USED IN
   FINANCING ACTIVITIES            (182,489)        (612.372)     (333,887)

INCREASE IN CASH                    305,991           38,832       238,611

CASH BEGINNING OF YEAR              561,667          522,835       284,224

CASH END OF YEAR                $   867,658       $  561,667   $   522,835


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

Restricted Deposits--These restricted deposits are deposited into Money Market Treasury Funds and Certificates of Deposits. The Partnership expects to hold these until bond maturity. The amortized cost value equals market value.

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

Guaranteed Income or Loss Per Limited Partnership Unit--Partnership operations are recognized individually by the respective partners and, consequently, no provision will be made by the Partnership for income taxes or income tax benefits.

Debt Issuance and Refinancing Costs--Loan costs in the amount of $0.00, $346,243 and $964 were incurred and capitalized by the Partnership in 1997, 1996 and 1995, respectively. These costs are being amortized over the term of the related loans.

Reclassifications--Certain items in the 1997, 1996 and 1995 financial statements have been reclassified. No income effect resulted from these reclassifications.

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

New Accounting Standards--SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of fiscal 1999. SFAS No. 130's disclosure requirements will have no impact on the Partnership's financial condition or results in operations.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997, but interim reporting is not required in 1998.
An operating segment is defined under SFAS No. 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operation decision maker in the determination of resource allocation and performance. T

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998.

The Partnership is not in its start-up phase and thus does not expect this SOP to have a significant effect on its financial statement when it becomes effective.

New Accounting Standards - Cont'd.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.






(The remainder of this page intentionally left blank.)

NOTE B--INVESTMENT PROPERTIES

Investment properties consists of the following:

                                       December 31,
                                         1997                    1996
Cost (including capital
improvements subsequent
  to acquisition):

   Bayberry Crossing Shopping
     Center                         $  4,476,000            $  4,467,610
   Forest Park Shopping Center         2,946,998               2,946,998
   Thomasbrook Apartments              6,688,856               6,660,081
   Sunwood Village Apartments         11,560,916              11,369,101
   Oak Terrace Healthcare Center       3,980,340               3,980,340
   Oak Terrace Active Retirement
     Center                            8,934,268               8,905,822
   Other equipment                         8,479                   8,479
                                      38,595,857              38,338,431
Less

   Accumulated depreciation           12,434,260              11,196,482
   Allowance for losses on
     investment properties               750,000                 750,000

                                    $ 25,411,597            $ 26,391,949


During 1991 and 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties.

Depreciation expense was $1,237,778, $1,220,507 and $1,196,443 for the year ended December 31, 1997, 1996 and 1995, respectively.

NOTE C--MORTGAGE DEBT


Mortgage debt consists of the following:
                                                 December 31,
                                           1997                 1996
Collateralized by Investment Property:


    Bayberry Crossing Shopping Center  $   2,586,092       $  2,618,862
    Forest Park Shopping Center            1,114,184          1,201,571
    Thomasbrook Apartments                 4,984,179          4,984,179
    Sunwood Village Apartments             8,008,454          8,070,786
    Oak Terrace Active Retirement
    Center (OTARC) and Oak Terrace
    Healthcare Center (OTHCC)             12,800,000         12,800,000
       Less bond discount                 (2,050,642)        (2,201,842)


                                        $ 27,442,267       $ 27,473,556


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

Forest Park Shopping Center (Forest Park)

A bond financing agreement with a current balance of $1,114,184 is collateralized by Forest Park. Principal and interest payments are due monthly. Interest is calculated at 80% of the current prime rate and adjusted annually. Monthly principal is due at an amortization rate of 171/2 years, which fully amortizes the loan through the maturity date of March, 2008. The bonds are callable on April 1, 2003. The interest rates at the adjustment dates of April 1, 1996, 1995 and 1994 were 8.25%, 7.20%, and 6.25% respectively.

Thomasbrook Apartments (Thomasbrook)

A purchase money note with a current balance of $4,984,179 is collateralized by Thomasbrook. Principal and interest payments are due monthly in an amount necessary to amortize the principal over thirty years. The interest rate is 9.5% through the maturity date of September 1, 2000.

No principal payments were made in 1997 or 1996 and as of December 31, 1997, accrued interest for Thomasbrook Apartments is past due by $722,760 due to
the negative cash flow status of the apartment complex.   The General Partner
and the lender are engaged in ongoing negotiations related to a restructure of this debt and it is anticipated that a restructure will be completed in 1998.

The net book value of this property was $4,332,000 as of December 31, 1997.

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

Oak Terrace Active Retirement Center (OTARC) and Oak Terrace Healthcare Center (OTHCC)

A bond financing agreement is collateralized by OTARC, OTHCC, and interest earned on bond cash reserves and debt service reserves invested in Money Market Mutual Funds ($1,510,000) and Certificates of Deposits ($519,767).
The original principal balance of $15,100,000 consisted of variable rate demand multi-family housing revenue bonds, which mature serially from December 31, 1991 to December 2015. The effective rate was fixed on the commencement date of the bonds based on 20 Year U.S. Treasury Bonds futures contracts. The bonds contained a financing agreement providing for the financial institution to receive a fee to fix the interest rate at 6.2% on $10,700,000 of the principal balance. The bond discount paid to obtain this agreement is amortized over the life of the bonds using an effective interest rate method. The remaining $4,400,000 of the original principal balance bears interest at variable rates. This rate, which is determined weekly by the Remarketing Agent, is based upon his opinion as to the minimum rate necessary to sell the Bonds (at par) in a secondary market. At December 31, 1996 the variable rate was 6.2%. The current $12,800,000 balance of bonds consist $4,400,000 at an variable interest rates and $8,400,000 at the fixed interest rates.

The Partnership had the option to pay or defer payment on the difference in the fixed rate 6.2% on the $10,700,000 bonds and the reduced rate of 4.22%. On April 20, 1994 the fixed rate was reduced to 4.22%. The balance of deferred interest was then fixed at $737,370. This amount has been accrued and is reflected in deferred interest.

Pursuant to the terms of the bond financing agreement, certain cash reserves are required and are designated for scheduled principal payments and replacement reserves. Interest earned on these reserves is recorded as a reduction of interest expense and is considered in the computation of the amortization of the bond discount. As of December 31, 1997 and 1996, the unamortized balance of the bond discount was $2,050,642 and $2,201,842.

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

Cash paid for interest totaled $2,132,805, $2,636,889 and $2,220,221 during 1997, 1996, and 1995, respectively.

Maturities of mortgage debt are as follows:


            1998         $   5,178,148
            1999             2,708,843
            2000               168,051
            2001             7,873,231
            2002                87,387
            Thereafter      13,477,249
                            29,492,909
           Bond discount   (2,050,642)
                          $ 27,442,267

NOTE D--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to SPECS, Inc. are as follows:

             	                             Years Ended December 31,
                                       1997         1996         1995

Property management fees         $   265,549  $   279,374  $   273,304
Professional Services                 46,592       48,668       48,000
                                 $   311,942  $   328,042  $   321,304


The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the normal operations of the Partnership exception for Forest Park whose Management Fee is equal to 3%, Oak Terrace Health Care which pays 2% in Management Fees, and Sunwood Village whose Management Fee is equal to 3%.

NOTE D--RELATED PARTY TRANSACTIONS
There was no management fee due for the years ended December 31, 1997, 1996 and 1995.

Amounts due from related parties consist of the following:

                                                    December 31,
                                               1997             1996
Secured Investment Resources II, Inc.     $  174,423       $  174,423
Secured Investment Resources Fund, L.P.   $    5,000       $    5,000

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

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1998. The primary source of working capital is expected to be cash flow from operations which is expected to improve over that of the previous year due to improved operations.

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

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

                                           December 31,
                                        1997             1996

Vendor accounts payable           $    81,153       $   60,718
Real estate / property taxes          382,968          329,540
Professional fees                      45,803           30,201
Utilities                              15,300           25,093
Payroll reimbursement                  23,041           26,016
                                    $ 548,265       $  471,568

As of December 31, 1997, delinquent real estate taxes and the corresponding interest on the delinquent taxes of approximately $235,000 and consist of one-half of 1994 and all of 1995, 1996, and 1997 for Thomasbrook Apartments.








(The remainder of this page intentionally left blank.)

NOTE H--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from: 1) depreciation and amortization; 2) losses and provision for losses on investment properties; and 3) provision for doubtful accounts. The effect of these items is summarized as follows:


                                              December 31,
                                           1997            1996
Financial reporting basis:
  Total assets                       $ 29,004,960    $ 29,702,219
  Total liabilities                   (29,689,576)    (29,551,397)

  Total Partners' capital (deficit)  $   (684,616)   $    150,822

Tax basis:
  Total assets                       $ 36,661,645    $ 37,294,801
  Total liabilities                   (34,655,327)    (34,395,572)

  Total Partners' capital           $   2,006,318    $  2,899,229



                                          Years Ended December 31,
                                1997           1996            1995
Partnership income
 (loss)--financial
  reporting purposes        $ (835,438)    $ (193,460)     $   (51,295)
Book versus tax differences
  due to:
    Deferred Interest              ---            ---         (129,977)
    Depreciation and
      amortization           (   6,649)       (17,931)         (44,713)
    Bond discount
      amortization             (98,009)       (98,010)         (98,010)
   Unearned income             (23,566)        21,944           14,358
   Provision for doubtful
      accounts                                  9,125           (1,805)
   Other                        70,751          2,476            1,921
                               (57,473)       (82,396)           1,728
Partnership
  loss--federal income
   tax purposes           $   (892,911)    $ (275,856)      $  (49,567)

NOTE I--LEASES

Rental income on investment properties is reported when earned. The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received as of December 31, 1997 are as follows:

                   1998            $    598,914
                   1999            $    484,825
                   2000            $    360,076
                   2001            $    182,152
                   2002            $     94,697
                   Thereafter      $    221,314

                   TOTAL           $  1,941,978

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

The estimated fair values of the Partnership's financial instruments are as follows:

                                         Carrying            Fair
                   1997                    Amount           Value

Cash and short-term investments      $  2,926,175   $   2,926,175

Long-term debt                       $ 27,442,267    $ 24,000,000



NOTE L--SUBSEQUENT EVENT

In September 1998, the Partnership sold the Thomasbrook Apartments for $150,000 subject to all debts of the property. The property was subject to a first mortgage of $4,984,179 at December 31, 1997 plus accrued interest of $722,760 and delinquent real estate taxes of $210,284. The Partnership's basis in the property at December 31, 1997 is $4,331,612. As a result of this sale, the Partnership expects to realize a gain on the disposition of the asset subject to the outstanding debts. For the year ended December 31, 1997, the Thomasbrook Apartments had net revenues of $1,062,000 and total expenses of $1,310,000.

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

James R. Hoyt (the Individual General Partner), age 60, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. (S.I.R.) and Secured Investment Resources Fund, L.P. III, (S.I.R. III). Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1997, these partnerships, including Secured Investment Resources Fund, L.P. II, have raised a total of $60,709,750.

Item 11.	Management Compensation

During 1997, the Partnership paid $265,549 in fees to related parties for property management services.

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

        None.

Item 13.  Certain Relationships and Related Transactions.

See Notes to Financial Statements, Note D appearing in Item 8.

	PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	The following Financial Statements of Secured Investment Resources
        Fund, L.P. II are included in Item 8:

                                                     Page

(i)     Independent Auditors' Report                   14

(ii)    Balance Sheets -
        December 31, 1997 and 1996                    15-16

(iii)     Statements of Operations -
        Years Ended December 31, 1997,
        1996 and 1995                                   17

(iv)    Statements of Partnership
        Capital (Deficit) - Years Ended December 31,
        1997, 1996 and 1995                             18

(v)     Statements of Cash Flows
        Years Ended December 31, 1997,
        1996 and 1995                                  19-20

(vi)    Notes to Financial Statements                  21-33

(a)(2) The following Financial Statement Schedules are filed as part of this report:

(i)     Schedule II - Allowance for Doubtful
        Accounts Statement Information                  40

(ii)    Schedule III - Real Estate and
        Accumulated Depreciation                      41-43


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

                      (k) Deed of Trust, Promissory Note and Exhibits for In The Pines Apartments. (viii)

                      (l) Asset Purchase Agreement and Exhibits for Oak Terrace Active Retirement Community. (x)

                      (m) Asset Purchase Agreement and Exhibits for Oak Terrace Health Care Center. (x)

                      (n)  Lease for Oak Terrace Health Care Center. (x)

                      (o) Loan Agreement for Bond Financing on OakTerrace Active Retirement Community. (x)

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

                 Secured Investment Resources Fund L.P. II
               Schedule II - Allowance for Doubtful Accounts
                            December 31, 1997

         Balance at      Additions        Bad Debt Write      Balance at
        Beginning of     Charged to        Offs Deducted         End
           Period        Operations       From Allowance       of Period

 For Years Ended December 31,

1995    $  47,282         $ (24,638)         $  22,831        $   45,475

1996    $  45,475         $  65,590          $  56,465        $   54,600

1997    $  54,600         $  71,536          $   3,786         $ 122,350

<CAPTION
                   Secured Investment Resources Fund, L.P. II
                 Schedule III - Real Estate & Accumulated Depreciation
                             December 31, 1997
                   Initial Cost to Partnership  (A)
                                                                                                    Subsequent to Acquisition
                                                    Buildings & Furniture                                      Reduction
                          Encumbrances          Land       Improvements       Equipment      Improvements       of Basis (B)
Other Equipment           $      ---       $      ---      $      ---          $   ---          $   8,479      $      ---

Garden Apartments:
Sunwood Apartments         8,008,454       1,375,448        9,706,178           123,000           626,190          (269,890)
 Las Vegas, NV

Thomasbrook Apartments     4,984,179         655,327        5,305,193               ---           956,758          (228,422)
 Shawnee, KS

Strip Shopping Centers
Bayberry Crossings         2,586,092         607,184        3,729,847               ---           379,864          (240,895)
 Lee's Summit, MO

Forest Park                1,114,184         504,761        2,372,378               ---           113,070           (43,211)
 St. Louis, MO

Retirement Center:
Oak Terrace Active
 Retirement Center
 Springfield, IL          11,744,225         258,269        8,174,500           172,000           329,515               ---

Nursing Home:
Oak Terrace Health
 Care Center               1,055,775         273,834        3,412,956           293,550               ---              ---
 Springfield, IL

Less Bond Discount on
Oak Terrace Active
 Retirement Center and    (2,050,642)           ---               ---               ---               ---             ---
 Health Care Center
                        $ 27,442,267    $  3,674,823     $ 32,701,052     $    588,550      $  2,413,850      $  (782,418)

                                      Gross Amount at Which
                                   Carried at Close of Period
                                     Buildings &    Furniture
                                                                                                                        Accumulated
                                                                                              Accumulated       Date   Depreciation
                                    Land          Improvements    Equipment         Total    Depreciation   Acquired       Life
Other Equipment             $        ---          $       ---    $    8,479   $     8,479   $      8,475                 5 Yrs (2)
Garden Apartments:
 Sunwood Apartments            1,340,364            9,697,815       523,239    11,560,916      3,734,555    15-May-87   30 Yrs (1)
 Las Vegas, NV                                                                                                           5 Yrs (2)

Thomasbrook Apartments           451,058            5,715,369       522,427     6,688,856      2,357,244    26-Aug-88   30 Yrs (1)
 Shawnee, KS                                                                                                             5 Yrs (2)

Strip Shopping Centers
 Bayberry Crossing               574,761            3,615,679       285,560     4,476,000      1,407,117    30-Jun-87   30 Yrs <F1>
 Lee's Summit, MO                                                                                                        5 Yrs <F2>

Forest Park Shopping Center      492,694            2,359,159        95,145     2,946,998      1,482,617(3) 23-Nov-88   30 Yrs <F1>
 St. Louis, MO                                                                                                           5 Yrs <F2>

Retirement Center:
 Oak Terrace Active
 Retirement Center
 Springfield, IL                 366,834            8,199,873       367,561     8,934,268      2,838,889    31-Aug-88   30 Yrs <F1>
                                                                                                                         5 Yrs <F2>
Nursing  Home:
Oak Terrace Health
 Care Center                     273,834            3,412,956       293,550     3,980,340      1,355,359    31-Aug-88   30 Yrs <F1>
 Springfield, IL                                                                                                         5 Yrs <F2>

                            $  3,499,545         $ 33,000,851  $  2,025,961  $ 38,595,857   $ 13,184,260

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

                         Secured Investment Resources Fund, L.P. II
                  Schedule III - Real Estate & Accumulated Depreciation -- Continued
                                              December 31, 1997
                                                                            Buildings &      Furniture &
                                                   Total           Land    Improvements        Equipment
(C) Reconciliation of Real Estate owned:
Balance at January 1, 1995                 $  37,656,535   $   3,390,979  $  32,776,663   $    1,488,893
   Additions during year:
     Improvements                                358,069             ---         49,439          308,630

Balance at December 31, 1995                  39,014,604       3,390,979     32,826,102        1,797,523
   Additions during year:
     Improvements                                323,827         108,566         28,968          186,293

Balance at December 31, 1996                  38,338,431       3,499,545     32,855,070        1,983,816
   Additions during year:
     Improvements                                257,426             ---        145,281          112,145

Balance at December 31, 1997               $  38,595,857   $   3,499,545  $  33,000,351    $   2,095,961

(D)  Reconciliation of Accumulated Depreciation
Balance at January 1, 1995                     9,529,532             ---      8,305,035        1,224,497
   Additions during year:
     Depreciation Expense                      1,196,443             ---        877,397          319,046

Balance at December 31, 1995                  10,725,975             ---      9,182,432        1,543,543
   Additions during year:
     Depreciation Expense                      1,220,507             ---      1,090,203          130,304

Balance at December 31, 1996                  11,946,482             ---     10,272,635        1,673,847
   Additions during year:
     Depreciation Expense                      1,237,778             ---      1,091,038          146,740

Balance at December 31, 1997              $   13,184,260      $      --- $   11,363,673   $    1,820,587

(E)  The total gross amount of real estate at December 31, 1997 includes $3,085,450 of acquisition fees paid to affiliates.

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


Date:               , 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: Secured Investment Resources II, Inc.
             as Corporate General Partner



By:           /s/ James R. Hoyt
James R. Hoyt, President


Date:        , 1998


Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.