Form 10-Q
period 1998-03-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 1999-06-02
CIK 797331

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1998

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
Yes    X     No

      SECURED INVESTMENT RESOURCES FUND, L.P. II

                            INDEX

PART I.  FINANCIAL INFORMATION		                Page
Item 1. Financial Statements (Unaudited):

        Balance Sheets -- March 31, 1998 and
         December 31, 1997			         3-4

        Statements of Operations -- Three Months
         Ended March 31, 1998 and 1997                     5

        Statements of Partnership Capital --
         Three Months Ended March 31, 1998
         and the Years Ended December 31, 1997,
         and 1996 				           6

        Statements of Cash Flows -- Three Months
         Ended March 31, 1998 and 1997                 	 7-8

        Notes to Financial Statements                   9-10

Item 2.	Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations					  11

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings				  12

Item 2.	Changes in Securities				  12

Item 3.	Defaults Upon Senior Securities		          12

Item 4. Submission of Matters to a Vote of
        Security Holders				  12

Item 5.	Other Information				  12

Item 6.	Exhibits and Reports on Form 8-K	  	  12


SIGNATURES                                                13

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS
                                          March 31,
                                               1998         December 31,
                                         (Unaudited)         1997
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                   $  36,516,166	  $  36,499,895
  Furniture, fixtures and equipment        2,136,023          2,095,962
                                          38,652,190         38,595,857
  Less accumulated depreciation
   and allowance for losses               13,437,523         13,184,260
                                          25,214,667         25,411,597
RESTRICTED DEPOSITS
  Bond cash reserves                       1,510,000	      1,510,000
  Bond principal reduction reserves          535,245	        519,567
  Restricted Deposits                         28,750             28,750
                                           2,073,995	      2,058,517

OTHER ASSETS
  Cash                                       933,593            867,658
  Rents and other receivables,
   less allowance of $142,367
   in 1998 and $122,350 in 1997               44,162             55,968
  Due from related parties (Note C)          179,423            179,423
  Prepaid expenses                           173,365            117,532
  Debt issuance costs, net of
   accumulated amortization of
   $349,610 in 1998 and $330,728
   in 1997                                   234,704            253,586
  Commercial commissions, deposits
   and other                                  60,227	         60,679
                                           1,625,474	      1,534,846


      TOTAL ASSETS                     $  28,914,136	   $ 29,004,960

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                          March 31,
                                            1998              December 31,
                                          (Unaudited)               1997
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                  $  27,432,422        $  27,442,267
  Deferred interest (Note B)                    737,370              737,370
  Accrued interest	                        799,278              799,278
  Accounts payable and accrued
   expenses                                     588,421              548,265
  Unearned revenue                                8,863               12,736
  Tenant security deposits                      153,059              149,662

 TOTAL LIABILITIES                           29,719,413           29,689,578

PARTNERSHIP CAPITAL
General Partner
  Capital contribution                            1,000                1,000
  Partnership deficit                          (197,082)            (195,875)
                                               (196,082)            (194,874)
Limited Partner
  Capital contributions	                     18,901,831           18,901,831
  Partnership deficit                       (19,511,026)         (19,391,572)
                                               (609,195)            (489,741)
 TOTAL PARTNERSHIP CAPITAL                     (805,277)            (684,618)

                                          $  28,914,136        $  29,004,960

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                      1998         1997
REVENUES
  Rents	                                          $1,242,370   $1,474,090
  Maintenance escalations
   and other	                                      26,716       29,510
                                                   1,269,086    1,503,600
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                          522,435      626,451
  General and
   administrative
   expenses                                           29,968       36,078
  Professional services	                              32,289       25,593
  Management fees                                     54,731       64,513
                                                     639,423      752,635

  NET OPERATING INCOME	                             629,663      750,965

NON-OPERATING EXPENSES
  Interest                                           478,180      606,257
  Depreciation and
   amortization	                                     272,144      336,025

                                                     750,324      942,282


PARTNERSHIP LOSS                                 $  (120,661)  $ (191,317)

Allocation of loss:
  General Partner                                     (1,207)      (1,913)
  Limited Partner                                   (119,454)    (189,404)

                                                 $  (120,661)  $ (191,317)
Partnership loss per
 limited partnership
  unit                                           $     (2.23)  $    (3.53)


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Three Months Ended March 31, 1998(Unaudited) and the Years Ended December 31, 1997 and 1996

                                      General           Limited
                                      Partner           Partner          Total
Balances at January 1, 1996	     $ (184,586)     $  528,868    $   344,282

Partnership loss                         (1,935)       (191,525)      (193,460)

Balances at December 31, 1996          (186,521)        337,343        150,822

Partnership loss                         (8,354)       (827,084)      (835,438)

Balances at December 31, 1997          (194,875)       (489,741)      (684,616)

Partnership loss                         (1,207)       (117,454)      (120,661)

Balances at March 31, 1998           $ (196,082)     $ (609,195)    $ (805,277)


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)


                                                  Three Months Ended
                                                      March 31,
                                                   1998         1997
OPERATING ACTIVITIES
  Partnership income                          $  (120,661)   $   (191,317)
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization                272,145         373,825
     Amortization of bond discount                 37,800
     Provision for losses on rents
      and other receivables                        20,017          24,000
   Changes in assets and liabilities:
     Rents and other receivables                   (8,210)        (31,628)
Prepaid expenses                                  (55,833)        (43,363)
     Commercial commissions, deposits
      and other	                                      452          10,857
     Accounts payable
      and accrued expenses                         40,156         112,102
     Accrued interest                                   0          44,304
     Unearned revenue                              (3,873)        (24,325)
     Tenant security deposits                       3,398          (2,939)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                             185,391         271,516

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                       (56,332)        (15,316)
  Purchase of restricted bond
   cash reserves                                  (15,478)        (19,320)

NET CASH USED IN
 INVESTING ACTIVITIES                             (71,810)        (34,636)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                             Three Months Ended
                                                   March 31,
                                              1998               1997

FINANCING ACTIVITIES
  Principal payments on
   long-term debt                          $  (47,645)      $  (45,610)
  Debt Issuance Costs                               0           (7,500)
  Due (to) from related
    parties                                         0                0

NET CASH USED IN
 FINANCING ACTIVITIES                         (47,645)         (53,110)

INCREASE IN CASH
 AND CASH EQUIVALENTS                          65,936          183,770

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                          867,657          561,667

CASH AND CASH EQUIVALENTS
 END OF PERIOD                              $ 933,593       $  745,437


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Fm 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                             March 31,   December 31,
                                                1998            1997
Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center           $ 12,800,000   $ 12,800,000
      less bond discount                      (2,012,842)    (2,050,642)
    Sunwood Village Apartments                 7,992,016      8,008,454
    Thomasbrook Apartments                     4,984,179      4,984,179
    Forest Park Shopping Ctr.                  1,092,337      1,114,184
    Bayberry Crossing Shopping Ctr.            2,576,732      2,586,092

                                            $ 27,432,422   $ 27,442,267

Interest expense totaled $478,180 and $606,257 during the first quarter of 1998 and 1997, respectively.

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

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($8,400,000) of the Oak Terrace Active Retirement Center financing. As of March 31, 1998 and December 31, 1997, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

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

                                               Three Months Ended
                                                   March 31,
                                               1998             1997

Property Management Fees                    $     54,731   $     64,513

Amounts due from related parties consist of the following:

                                              March 31,   December 31,
                                                  1998            1997
Secured Investment Resources
  II, Inc.                                $   (174,723)     $    174,423
Secured Investment Resources
  Fund, L.P.                                     5,000	           5,000
                                          $   (179,423)     $    179,423

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Results of Operations

Revenues for the first three months of 1998 decreased by $234,514 (16.6%) compared to the same period of last year. Residential revenues decreased by $231,855 during that same period. Likewise, commercial rentals and miscellaneous revenues decreased by $1,531 and $1,128 respectively.

Operating and Administrative expenses decreased $113,212 (15.0%) when comparing the first three months of 1998 with the same period of 1997. Higher property operating expenses are primarily due to higher resident turnover.

Interest expense for the first three months decreased $128,077 (21.3%) over the 1997 first three months expense.

The Partnership anticipates that operating results for the first three months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first three months $185,391 of cash was provided by operating activities, $71,800 was used for investing activities and $47,645 was used to reduce long term debt.

Although the cash position has improved, the Partnership is past due on the Thomasbrook Apartment first mortgage. The Partnership is negotiating with the first mortgage lender to either restructure the existing debt, offer the property in exchange for the debt or allow a third party to assume the debt and acquire the property. The General Partner also anticipates that 1998 cash flow from operations will continue to improve because of stronger occupancy and continued rental rate increases.

It is the General Partner's intent to evaluate the Partnership's portfolio to determine if it is prudent to offer one or more properties for sale or possible restructure of the related financing packages. Any unleveraged portion of the net sale proceeds or favorable refinancing terms could generate additional working capital.

PART II.	OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS

                   The first mortgage lender for Thomasbrook Apartments has initiated a foreclosure proceeding and has requested that a receiver be appointed to manage the property.

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

                         Date: May 28,1999


                         By: Secured Investment Resources II, Inc.
                               as Corporate General Partner

                          By:
                             James R. Hoyt, President

                         Date: May 28, 1999

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

                         Date: May 28,1999


                         By: Secured Investment Resources II, Inc.
                               as Corporate General Partner

                         By:     /s/ James R. Hoyt
                             James R. Hoyt, President

                         Date: May 28, 1999