Form 10-Q
period 1998-06-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 1999-06-02
CIK 797331

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     June 30, 1998

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
Yes    X     No

		SECURED INVESTMENT RESOURCES FUND, L.P. II
                             INDEX

PART I.  FINANCIAL INFORMATION		                    Page
Item 1.   Financial Statements (Unaudited):

          Balance Sheets -- June 30, 1998 and
           December 31, 1997                                  3-4

          Statements of Operations -- Three and Six
           Months Ended June 30, 1998 and 1997                  5

     	  Statements of Partnership Capital --
           Six Months Ended June 30, 1998
           and the Years Ended December 31, 1997,
           and 1996                                            6

 	 Statements of Cash Flows -- Six Months
          Ended June 30, 1998 and 1997                       7-8

         Notes to Financial Statements                      9-10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                       11

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings                                    12

Item 2.	Changes in Securities	                             12

Item 3.	Defaults Upon Senior Securities		             12

Item 4. Submission of Matters to a Vote of
        Security Holders			             12

Item 5.	Other Information                                    12

Item 6.	Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                   13

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS
                                           June 30,
                                             1998         December 31,
                                         (Unaudited)         1997
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                   $   36,618,354   $    36,499,895
  Furniture, fixtures and equipment         2,161,419         2,095,962
                                           38,779,773	     38,595,857
  Less accumulated depreciation
   and allowance for losses                13,690,785	     13,184,260
                                           25,088,988	     25,411,597

RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000         1,510,000
  Bond principal reduction reserves           550,887           519,567
  Restricted Deposits                          28,750            28,750
                                            2,089,637         2,058,517

OTHER ASSETS
  Cash                                        679,731           867,658
  Rents and other receivables,
   less allowance of $141,717
   in 1998 and $122,350 in 1997                57,413	         55,968
  Due from related parties (Note C)	      104,423	        179,423
  Prepaid expenses                            216,544	        117,532
  Debt issuance costs, net of
   accumulated amortization of
   $368,492 in 1998 and $330,728
   in 1997	                              215,822           253,586
  Commercial commissions, deposits
   and other                                   61,006	         60,679
                                            1,334,939	      1,534,846

      TOTAL ASSETS                         28,513,564	   $ 29,004,960

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                             June 30,
                                              1998	   December 31,
                                           (Unaudited) 	         1997
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)                  $  27,423,237   $  27,442,267
  Deferred interest (Note B)                    737,370         737,370
  Accrued interest                              799,278         799,278
  Accounts payable and accrued
   expenses                                     653,570         548,265
  Unearned revenue                                4,969          12,736
  Tenant security deposits                      154,084         149,662

 TOTAL LIABILITIES                           29,772,508      29,689,578

PARTNERSHIP CAPITAL
General Partner
  Capital contribution                            1,000           1,000
  Partnership deficit                          (198,399)       (195,875)
                                               (197,399)       (194,875)
Limited Partner
  Capital contributions                      18,901,831	     18,901,831
  Partnership deficit                       (19,963,375)    (19,391,572)
                                             (1,061,544)       (489,741)
 TOTAL PARTNERSHIP CAPITAL                   (1,258,944)       (684,618)
                                          $  28,513,564   $  29,004,960


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                               Six Months Ended          Three Months Ended
                                   June 30,                   June 30,
                               1998          1997         1998         1997
REVENUES
  Rents                    $2,535,562    $2,958,583    $1,293,183  $1,484,493
  Maintenance escalations
   and other                   51,665        59,482        24,949      29,972
                            2,587,227     3,018,065     1,138,141   1,514,465
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                 1,044,801     1,295,485       522,366     669,034
  General and
   administrative
   expenses                    66,805        75,977        36,837      39,899
  Professional services        82,443        51,602        50,154      26,009
  Management fees             110,176       130,088        55,445      65,575
                            1,304,225     1,553,152       664,802     800,517
  NET OPERATING INCOME	    1,283,002     1,464,913       653,339     713,948

NON-OPERATING EXPENSES
  Interest	              991,075     1,221,854       512,895     615,597
  Depreciation and
   amortization               544,289       672,050       272,145     336,025

                            1,535,364     1,893,904       785,040     951,622


PARTNERSHIP INCOME (LOSS)  $ (252,361)   $ (428,991)   $ (131,701) $ (237,674)
Allocation of income (loss):
  General Partner              (2,524)       (4,290)       (1,317)     (2,377)
  Limited Partner            (249,837)     (424,701)     (130,384)   (235,297)

                           $ (252,361)   $ (428,991)   $ (131,701) $ (237,674)
Partnership income (loss)
  per limited partnership
  unit                     $    (4.66)   $    (7.91)   $    (2.43) $    (4.38)


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Six Months Ended June 30, 1998 (Unaudited) and the Years Ended December 31, 1997 and 1996

                                       General       Limited
                                        Partner      Partner          Total
Balances at January 1, 1996          $ (184,586)   $  528,868     $  344,282

Partnership loss                        (19,935)     (191,525)      (193,460)

Balances at December 31, 1996          (186,521)      337,343        150,822

Partnership loss                         (8,354)     (827,084)      (835,438)

Balances at December 31, 1997          (194,875)     (489,741)      (684,616)

Partnership loss                         (2,524)     (249,837)      (252,361)

Distribution                                  0	     (321,966)	    (321,966)

Balances at June 30, 1998            $ (197,399)  $(1,061,544)   $(1,258,943)

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                                 1998             1997
OPERATING ACTIVITIES
  Partnership income                       $  (252,361)      $   (428,991)
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization             544,289            672,050
Amortization of bond discount                   75,600             75,600
Gain on debt restructuring                           0                  0
     Provision for losses on rents
      and other receivables                     19,367             31,525
   Changes in assets and liabilities:
     Rents and other receivables               (20,812)           (47,367)
Prepaid expenses                               (99,012)           (17,547)
     Commercial commissions, deposits
      and other                                   (327)            21,713
     Accounts payable
      and accrued expenses                     105,306            113,829
     Accrued interest                                0             92,022
     Unearned revenue                           (7,768)           (29,298)
     Tenant security deposits                    4,422             (2,606)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                          368,704            480,930

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                   (183,916)           (46,333)
  Purchase of restricted bond
   cash reserves                               (31,120)           (34,216)

NET CASH USED IN
 INVESTING ACTIVITIES                         (215,036)           (80,549)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                               Six Months Ended
                                                     June 30,
                                              1998                 1997

FINANCING ACTIVITIES
Principal payments on
     long-term debt                          $ (94,630)        $  (90,532)
  Debt Issuance Costs                                0            (16,500)
  Due (to) from related
  parties	                                75,000                  0

NET CASH USED IN
 FINANCING ACTIVITIES                          (19,630)          (107,032)

DISTRIBUTION                                  (321,966)	                0

INCREASE IN CASH
 AND CASH EQUIVALENTS                         (187,927)           293,349

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                           867,658            561,667

CASH AND CASH EQUIVALENTS
 END OF PERIOD                               $ 679,731         $  855,016

See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                        June 30,     December 31,
                                           1998            1997
Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center     $ 12,800,000   $ 12,800,000
      less bond discount                (1,975,042)    (2,050,642)
    Sunwood Village Apartments           7,975,260      8,008,454
    Thomasbrook Apartments               4,984,179	4,984,179
    Forest Park Shopping Ctr.            1,070,490      1,114,184
    Bayberry Crossing Shopping Ctr.      2,568,349      2,586,092

                                      $ 27,423,236   $ 27,442,267

Interest expense totaled $991,075 and $1,221,854 during the first half of 1998 and 1997, respectively.

On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are $8,100,000 at 8.625% interest with monthly principal and interest payments in the amount of $63,000 through the loan maturity date of June 1, 2001 (5 years).

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTE B--MORTGAGE DEBT--CONT'D.

The Partnership continues to negotiate with the first mortgage lender, and other potential lenders, to refinance Thomasbrook, despite the ongoing foreclosure proceeding.

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

                                                     Six Months Ended
                                                          June 30,
                                                     1997            1996
Property Management Fees                       $    110,176    $   130,088

Amounts due from related parties consist of the following:
                                               June 30,         December 31,
                                                  1998                1997
Secured Investment Resources
  II, Inc.                                    $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                                         5,000          5,000
Sunwood Village Apartments                         (75,000)
                                              $    104,423   $    179,423

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

In May, 1998, the Partnership made a distribution of $321,966 to limited partners only. Prior to May, 1998, no distributions had been made since

April, 1990. The General Partners determined that adequate cash flow and working capital is available to fund the operations, and as a result, were able to approve the cash distribution. Future distriubtions will only be made from excess cash flow not needed for working capital reserves.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Revenues for the first six months of 1998 decreased by $460,838 (14.2%) compared to the same period of last year. The weaker residential market has caused the bulk of the decrease in rental income when comparing the first six months of 1998 to the same period of 1997. Residential rents decreased by $436,460 and miscellaneous revenues decreased by $42,706. During the same period, commercial rents increased by $18,328.

Operating and Administrative expenses decreased $248,927 (19.2%) when comparing the first six months of 1998 with the same period of 1997. Higher property operating expenses are primarily due to higher resident turnover.

Interest expense for the first six months decreased $230,779 (18.9%) over the 1997 first six months expense.

The Partnership anticipates that operating results for the first six months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first six months $368,704 of cash was provided by operating activities, $215,036 was used for investing activities and $19,630 was used to reduce long term debt. In addition, excess cash flows existed to the extent that allowed the General Partners to make a cash distribution of $321,966 to limited partners.

Although the cash position has improved, the Partnership is past due on the Thomasbrook Apartment first mortgage. The General Partner believes that working capital will be available during the remainder of the year to reduce this past due balance and fund known, on-going operating and capital requirements. The General Partner also anticipates that 1998 cash flow from operations will improve because of stronger occupancy and rental rate increases.

It is the General Partner's intent to evaluate the Partnership's portfolio to determine if it is prudent to offer one or more properties for sale or possible restructure of the related financing packages. Any unleveraged portion of the net sale proceeds or favorable refinancing terms could generate additional working capital.

PART II.  OTHER INFORMATION

          Item 1.  LEGAL PROCEEDINGS

                   The first mortgage lender for Thomasbrook Apartments continues the previously filed foreclosure proceeding. A receiver has been appointed to manage the property.

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

                        Date: May 28, 1999

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

                        Date: May 28, 1999

                        By: Secured Investment Resources II, Inc.
                        as Corporate General Partner

                        By:     /s/ James R. Hoyt
                             James R. Hoyt, President


                        Date: May 28, 1999