Form 10-Q
period 1998-09-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 1999-07-30
CIK 797331

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended        September 30, 1998

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
Yes    X     No

      SECURED INVESTMENT RESOURCES FUND, L.P. II

                      INDEX


PART I.  FINANCIAL INFORMATION	                             Page
Item 1.   Financial Statements (Unaudited):

          Balance Sheets --September  30, 1998 and
           December 31, 1997			             3-4

          Statements of Operations -- Three and Nine
           Months Ended September 30, 1998 and 1997            5

          Statements of Partnership Capital --
           Nine Months Ended September  30, 1998
           and the Years Ended December 31, 1997,
           and 1996                                            6

          Statements of Cash Flows -- Nine Months
           Ended September 30, 1998 and 1997                 7-8

          Notes to Financial Statements                     9-10

Item 2.	Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                        11

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings                                     12

Item 2.	Changes in Securities                                 12

Item 3.	Defaults Upon Senior Securities                       12

Item 4.	Submission of Matters to a Vote of
         Security Holders                                     12

Item 5.	Other Information                                     12

Item 6.	Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                    13

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS
                                        September 30,
                                             1998         December 31,
                                         (Unaudited)         1997
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  30,454,750    $  36,499,895
  Furniture, fixtures and equipment    	    1,665,985        2,095,962
                                           32,120,735       38,595,857
  Less accumulated depreciation
   and allowance for losses                11,586,803       13,184,260
                                           20,533,932       25,411,597

RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000        1,510,000
  Bond principal reduction reserves	      566,742          519,567
  Restricted Deposits			       28,750           28,750
                                            2,105,492        2,058,517

OTHER ASSETS
  Cash                                        847,464          867,658
  Rents and other receivables,
   less allowance of $145,067
   in 1998 and $122,350 in 1997               158,274           55,968
  Due from related parties (Note C)           179,423          179,423
  Prepaid expenses                            207,702          117,532
  Debt issuance costs, net of
   accumulated amortization of
   $387,374 in 1998 and $330,728
   in 1997                                    196,940          253,586
  Commercial commissions, deposits
   and other                                   58,915           60,679
                                            1,648,718        1,534,846


      TOTAL ASSETS                      $  24,288,142    $  29,004,960

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                  September 30,
                                      1998              December 31,
                                    (Unaudited) 	       1997
LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)           $  22,429,287       $  27,442,267
  Deferred interest (Note B)             737,370             737,370
  Accrued interest                        76,518             799,278
  Accounts payable and accrued
   expenses                              516,051             548,265
  Unearned revenue                         9,380              12,736
  Tenant security deposits               117,103             149,662

 TOTAL LIABILITIES                    23,885,709          29,689,578

PARTNERSHIP CAPITAL
General Partner
  Capital contribution                     1,000               1,000
  Partnership deficit                   (180,817)           (195,875)
                                        (180,816)           (194,875)

Limited Partner
  Capital contributions               18,901,831          18,901,831
  Partnership deficit                (18,318,582)        (19,391,572)
                                         583,249            (489,741)

 TOTAL PARTNERSHIP CAPITAL               402,433            (684,618)

                                   $  24,288,142       $  29,702,219


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                               Nine Months Ended          Three Months Ended
                                   September 30,            September 30,
                                1998          1997        1998         1997
REVENUES
  Rents                       $4,583,500 $4,462,368   $2,047,938  $1,503,785
  Maintenance escalations
   and other	                  69,347    101,315       17,682      41,833
                               4,652,847  4,563,683    2,065,620   1,545,618
OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                    2,097,814  1,962,135    1,053,013     666,650
  General and
   administrative
   expenses                      102,222    107,401       35,417      31,424
  Professional services          145,684     89,114       63,241      37,512
  Management fees                194,112    197,467       83,926      67,379
                               2,539,832  2,356,117    1,235,607     802,965

  NET OPERATING INCOME         2,113,015  2,207,566      830,013     742,653

NON-OPERATING EXPENSES
  Interest                     1,457,997  1,836,763      466,922     614,909
  Depreciation and
   amortization                  816,433  1,008,076      272,144     336,026

                               2,274,430  2,844,839      739,066     950,935

Partnership Loss before
 extra ordinary item          $ (161,415)  (637,273)      90,947    (208,282)
Extraordinary Gain on
 debt restructuring--
 (Note B)                      1,567,326          0    1,567,326           0

PARTNERSHIP INCOME (LOSS)     $1,405,911 $ (637,273) $ 1,658,273  $ (208,282)

Allocation of income (loss):
  General Partner                 14,059     (6,373)      16,583      (2,083)
  Limited Partner              1,391,852   (630,900)   1,641,690    (206,199)

                              $1,405,911 $ (637,273) $ 1,658,273  $ (208,282)
Partnership income (loss)
  per limited partnership
  unit                        $    25.96 $   (11.76) $     30.61  $    (3.84)


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Nine Months Ended September 30, 1998 (Unaudited) and the Years Ended December 31, 1997 and 1996

                                   General        Limited
                                   Partner        Partner        Total
Balances at January 1, 1996     $ (184,586)    $  528,868   $  344,282

Partnership loss                    (1,935)      (191,525)    (193,460)

Balances at December 31, 1996     (186,521)       337,343      150,822

Partnership loss                    (8,354)      (827,084)    (835,438)

Balances at December 31, 1997     (194,875)      (489,741)    (684,616)

Partnership profit                  14,059      1,391,852    1,405,911

Distribution                             0       (318,862)    (318,862)

Balances at September 30, 1998 	$ (180,816)    $  583,249   $  402,433


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)


                                                 Nine Months Ended
                                                    September 30,
                                                1998                1997
OPERATING ACTIVITIES
  Partnership income                       $  1,405,911      $   (637,273)
  Adjustments to reconcile
   partnership income to net cash
   provided by operating
   activities:
     Depreciation and amortization              816,433         1,008,076
Amortization of bond discount                   113,400           113,400
Gain on debt restructuring                            0                 0
     Provision for losses on rents
      and other receivables                      22,717            49,300
   Changes in assets and liabilities:
     Rents and other receivables               (125,023)         (113,807)
Prepaid expenses                                (85,489)          (18,075)
     Commercial commissions, deposits
      and other                                  (2,915)           30,526
     Accounts payable
      and accrued expenses                      (32,214)          145,754
     Accrued interest                          (722,760)          105,871
     Unearned revenue                            (3,356)          (29,024)
     Tenant security deposits                   (32,559)           (1,911)

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                         1,354,145           652,837

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                    (213,734)        (101,937)
  Purchase of restricted bond
   cash reserves                                (46,975)         (49,365)

NET CASH USED IN
 INVESTING ACTIVITIES                          (260,709)        (151,302)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                             Nine Months Ended
                                                September 30,
                                              1998         1997
FINANCING ACTIVITIES
  Principal payments on
   long-term debt                      $  (851,414)	 $ (135,960)
  Debt Issuance Costs                       56,646          (16,500)
  Due (to) from related
    parties                                      0                0

NET CASH USED IN
 FINANCING ACTIVITIES                     (794,768)        (152,460)

DISTRIBUTIONS OT LIMITED PARTNERS         (318,862)               0

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      (20,194)         349,075

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       867,658          561,667

CASH AND CASH EQUIVALENTS
 END OF PERIOD                          $  847,464       $  910,742


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                            September 30,   December 31,
                                                  1998            1997
   Collateralized by Investment
    Property

    First Mortgages:
      Oak Terrace Active Retirement
       Center and Healthcare Center          $ 12,800,000   $ 12,800,000
        less bond discount                     (1,937,242)    (2,050,642)
      Sunwood Village Apartments                7,958,101      8,008,454
      Thomasbrook Apartments                                   4,984,179
      Forest Park Shopping Ctr.                 1,048,644      1,114,184
      Bayberry Crossing Shopping Ctr.           2,559,785      2,586,092

                                             $ 22,429,287   $ 27,442,267

Interest expense totaled $1,457,997 and $1,836,763 during the first nine months of 1998 and 1997, respectively.

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

                                                  Nine Months Ended
                                                    September 30,
                                                  1998              1997
Property Management Fees                      $    194,122    $    197,467

Amounts due from related parties consist of the following:

 			                       September 30,   December 31,
                                                  1998    	    1997
Secured Investment Resources
  II, Inc.                                     $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                                          5,000          5,000
                                               $    179,423   $    179,423

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
        Condition and Results of Operations.

Results of Operations

Revenues for the first nine months of 1998 increased by $89,164 (1.9%) compared to the same period of last year. The commercial property at Forest Park Center in St Louis remained strong, the rental income at Bayberry Center decreased due to vacancy and bad debt.

Operating and Administrative expenses increased $183,716 (7.7%) when comparing the first nine months of 1998 with the same period of 1997. Higher property operating expenses are primarily due to higher resident turnover.

Interest expense for the first nine months decreased $378,766
(10.8%) over the 1997 first nine months expense.

The Partnership anticipates that operating results for the first nine months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first nine months $1,354,145 of cash was provided by operating activities, $260,709 was used for investing activities and $851,414 was used to reduce long term debt.

During the quarter ended September 30, 1998, the Partnership completed the sale of the Thomasbrook Apartments. The sale occurred during a foreclosure action and the third party buyer paid cash to the partnership and assumed the outstanding indebtedness against the property.

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


                        Date: July 30, 1999


                        By: Secured Investment Resources II, Inc.
                        as Corporate General Partner


                        By:
                             James R. Hoyt, President


                        Date: July 30, 1999

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


                       Date: July 30, 1999


                       By: Secured Investment Resources II, Inc.
                           as Corporate General Partner


                       By:     /s/ James R. Hoyt
                               James R. Hoyt, President

                       Date: July 30, 1999