Form 10-K
period 1998-12-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 2000-11-13
CIK 797331

FORM 10-K

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended                   December 31, 1998
                                    OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period __________________________to ______________________
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

Limited Partnership Interests ("Units")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes          No   X

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

The Partnership originally acquired eight properties, which included four apartment communities, three shopping centers and a health care facility. The General Partners feel that all of these properties met the Partnership's investment criteria and objectives. Since the inception of the Partnership, three properties (two apartment community and one shopping center) have been sold.

As of December 31, 1998, the Partnership has made cash distributions to Limited Partners of $5,046,241 for the period April 1, 1987 through December 31, 1998. The Partnership made a distribution of $321,786 during the year ending December 31, 1998. Future distributions will only be made from excess cash flow not needed for working capital reserves.

As of December 31, 1998, the Partnership had no employees. As of January 1, 1995, employees of SPECS, Inc. provide property management services to the Partnership (as described in Note D). James R. Hoyt, a General Partner, is the principal and owner of 100% of SPECS, Inc. as of December 31, 1998.

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

Item 2.	Properties.

The following table sets forth the investment portfolio of the Partnership at
December 31, 1998: 		 Average
                               Properties at                   Occupancy(*)
Property       Description     Initial Cost   Date Acquired      Percentage
                                                                1998     1997

  Sunwood Village
  Apartments        252 Units      $10,954,651  May 15, 1987     88%      83%
  Las Vegas, NV

  Bayberry Crossing
  Shopping Center  56,113 Sq.Ft.   $ 4,175,012  Jun. 30, 1987    91%      88%
  Lee's Summit, MO

  Oak Terrace Active
  Retirement
  Center          129 Units        $ 8,604,769  Aug. 31, 1988    97%      97%
  Springfield, IL

  Oak Terrace
  Healthcare       98 Beds         $ 3,980,340  Aug. 31, 1988   100%     100%
  Center
  Springfield, IL

  Forest Park
  Shopping Center  19,980 Sq.Ft.   $ 2,871,199  Nov. 23, 1988    97%     100%
  St. Louis, MO

    (*) Based upon vacancy amount (in dollars) as a percent of gross possible rents. (Gross possible rents is calculated by multiplying established market rates for each unit type by the total unit mix).

         The encumbrances against each property are described in Note C to the Partnership's consolidated financial statements.

Item 3.	Legal Proceedings.

	None.

Item 4.	Submission of Matters to a Vote of Security Holders.

        None.


PART II


Item 5.	Market for Registrant's Common Equity and Related Security Holder
        Matters.

(A)	There is no established public trading market for the Units of the
        Partnership.
(B)	There were no distributions for the years ended December 31, 1996 and
        1997.  During 1998 distributions of $321,786 were made.
(C)	As of December 31, 1998, the Partnership had admitted 2,722 Limited
        Partners who have purchased 53,661 units.




(The remainder of this page left blank intentionally.)

Item 6. Selected Financial Data.
                               Years Ended December 31,
OPERATING DATA              1998     1997  1996     1995    1994
(In Thousands)
 Rents                   $ 5,675    5,792 5,917    5,583   5,435
 Maintenance
  Escalations and
  Other Income               307      314   281      314     256
 Property Operating
  Expenses                 3,338    3,192 3,101    3,021   2,878
 Depreciation/
  Amortization             1,303    1,501  1,461   1,388   1,380
 Net operating income      1,341    1,413  1,636   1,488   1,433
 Interest Expense (1)      2,288    2,248  2,242   2,429   2,322
Gain on sale (4)           2,076      ---    ---     ---     ---
Net Income/Loss before
   extraordinary gain      1,129            (606)   (941)   (889)
 Extraordinary gain
    on debt restructuring    ---     ---     413     890     ---

 Partnership Income
  (Loss)                 $ 1,129  $ (835)   (193)    (51)   (889)

Partnership Income
 (Loss) Per Limited
  Partnership
   Unit (2)
Operating Loss        $   (20.78) (15.41) (11.19) (17.36) (16.40)
Extraordinary Gain
   on debt restructuring     ---     ---    7.62   16.42    ---
                     $     20.78  (15.41)  (3.57)   (.94) (16.40)
Cash Distributions
 Per Limited
  Partnership
   Unit (3)         $       6.00     ---     ---     ---     ---

BALANCE SHEET DATA          1998    1997    1996    1995    1994
(In Thousands)
Total Assets             $23,748 $29,005 $29,702 $30,294 $30,963
Mortgage Debt            $22,416 $27,442 $27,474 $27,581 $28,556

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

(3) Cash distributions per limited partnership unit has been computed by dividing distributions paid to the Limited Partners by 53,661 limited partnership units outstanding.

(4) In September 1998, the Partnership consummated a settlement agreement in which it sold Thomasbrook Apartments to a third party. As a result of the sale, a $2,075,587 gain on disposition of the asset was recorded.







           (The remainder of this page intentionally left blank.)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations.

Results of Operations

1998 vs 1997
Revenues for the Partnership (excluding revenues attributed to the Thomasbrook Apartments which had revenues of $727,000 and $1,063,000 during 1998 and 1997 respectively) increased $213,000 in 1998 from 1997. This 4.2% increase is attributable to the increase of 5% in the occupancy of the residential properties and the increase rental rates charged to the commercial properties. The Thomasbrook Apartments were managed by a receiver during 1998 and was sold during September 1998. Revenues from properties operating during both years continued to increase their rental rates. Occupancy rates are expected to remain at the current high levels and rental rates will improve during 1999 producing increased revenues in 1999.

Operating expenses including property administrative expenses (excluding expenses attributed to the Thomasbrook Apartments which were $544,000 and $577,000 during 1998 and 1997 respectively) increased $58,000 in 1998 from 1997. This 2% increase is related to increased expenses on residential properties. These expenses relate to increases in fees for services and repairs and maintenance. The increased repairs and maintenance resulted from an ongoing renovation program at one of the properties. Additional expenses were incurred on commercial properties for legal fees and commissions on new leases. The professional fees incurred by the Partnership increased by $102,000 in 1998 from 1997 primarily due to the legal proceedings with the lender and the subsequent sale of Thomasbrook Apartments. Management fees increased $12,000 in 1998 from 1997 for the properties excluding Thomasbrook Apartments.

Interest expense (excluding interest expense attributed to the Thomasbrook Apartments of $307,000 and $450,000 during 1998 and 1997 respectively) increased $33,000 in 1998 from 1997 due to the increase in the variable rate on the Oak Terrace Active Retirement Center note agreement during 1998 as compared to 1997 and refinancing fees included with interest expense which accounted for $17,000 of the increase.

The Partnership expects that the operating results for 1999 will continue to improve based on strong occupancy of the remaining properties and the rental rates in place at each property. The disposition of the Thomasbrook Apartments will have a positive impact on the net operating income of the Partnership as the property could not produce revenue to fund operating expenses or service its financing agreement.

1997 vs 1996
When comparing 1997 and 1996 operations, total revenues decreased $92,000 (1.5%) primarily due to decreased occupancy on both residential and one of the commercial properties.

Interest expense increased $6,000 (.2%) to $2,248,000 for 1997. Depreciation and amortization went from $1,461,000 in 1996 to $1,501,000 in 1997, an increase of $40,000 (2.8%).

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations--Cont'd.

Results of Operations--Cont'd.

Total property operating expenses for 1997 increased $91,000 (3.5%) from 1996 levels. Professional services increased $53,000 (65.1%) due primarily as a result of legal expense related to the Thomasbrook lender claims and subsequent sale. Management fees decreased $14,000 (4.9%) while general and administrative expenses remained stable. In 1997 the loss before extraordinary item increased from ($606,000) in 1996 to ($835,000) in 1997 (37.8%).

The General Partners anticipate 1999 operating results will continue to improve over 1998 and 1997 as a result of the continued planned increase in rental rates and decreased rental incentives. This planned increase in net rental income will be combined with continued efforts to reduce expenses.

Liquidity and Capital Resources

During 1998, the primary source of cash flow was provided by net cash provided by operating activities of $465,000. Investing activities for new equipment and additional bond reserves consumed $329,000 and financing activities consumed an additional $454,000. The cash used in financing activities included a cash distribution of $322,000 to the limited partners, which is equal to $6.00 per limited partnership unit. The net result was a decrease in cash of $317,000 during the year.

Because the sale of the Thomasbrook Apartments, the liquidity and financial condition of the Partnership is expected to improve. The cash generated from operations of the Thomasbrook Apartments was insufficient to service the mortgage on the property.

During 1997, the primary source of cash flow was provided by net cash provided by operating activities of $811,000. Investing activities for new equipment and additional bond reserves consumed $322,000 and financing activities consumed an additional $182,000. This resulted in an increase of cash of $306,000 during the year. Accrued interest increased during the year by $115,000.

Thomasbrook Apartments' principal of $4,984,000 and accrued interest of $723,000 was past due during 1997. The cash generated from operations for that property is insufficient to service the mortgage under the current payment requirements. The General Partner has had ongoing negotiations with the lender concerning a complete restructure of the mortgage and related debt service. In December 1997, the mortgage lender initiated foreclosure proceedings and appointed a receiver.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations--Cont'd.

Liquidity and Capital Resources--Cont'd.

During 1996, the primary source of cash flow was provided by net cash provided by operating activities of $1,029,000. Investing activities for new equipment and additional bond reserves consumed $378,000 and financing activities consumed an additional $612,000. This resulted in an increase of cash of $39,000 during the year. Accrued interest decreased during the year by $4,000.

On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are interest at 8.625% with monthly principal and interest payments of $63,000 through the loan maturity date of June 1, 2001 (5 years). The Partnership recognized a gain of $352,000 refinancing the note due in 1996. All of the deferred interest relating to the original note was forgiven by the Lender.

On November 21, 1996 the Partnership refinanced the first and second mortgage on Bayberry Crossing Shopping Center. The terms of the new mortgage are 8.25% interest with monthly principal and interest payments of $22,000 through the loan maturity date of November 10, 1999 (three years).

The Partnership recognized a gain of $61,000 upon refinancing of the notes due in 1996. All of the deferred interest, accrued interest and late charges relating to the original note were forgiven by the lender.

The General Partners believe that sufficient working capital will be available during 1999 to fund known, on-going operating and capital requirements of the Partnership. In 1999, the Partnership anticipates cash flow from operations will improve because management intends to 1) improve occupancy on the commercial properties; 2) achieve rental rate increases; 3) decrease the amount of promotional rent discounts offered on the residential properties; and 4) continue to maintain stringent controls over expenses.

The General Partners intend to evaluate the property portfolio to determine if it is prudent to offer one or more properties for sale or possibly restructure the related financing packages. Any unleveraged portion of the net sales proceeds or favorable refinancing terms will generate additional working capital.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations--Cont'd.

Year 2000

The Partnership is currently dependent upon the General Partners and SPECS, Inc. ("SPECS") for management and administrative services. It is anticipated that the General Partners and SPECS will have to modify or replace portions of their software so that the computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). During 1999, the General Partners and SPECS, Inc. did install a Year 2000 compliant software system on the properties. The cost of the conversion was not material. The general partners believe that with modifications to existing software and conversion to new software, the Year 2000 Issue did not and will not pose significant operational problems for its computer systems.

Inflation

The effects of inflation on the Partnership's operations or investments are not quantifiable. Revenues from property operations fluctuate proportionately with increases and decreases in housing costs. Fluctuations in the rate of inflation also affect the sales values of properties and, correspondingly, the ultimate gains to be realized by the Partnership from property sales.

New Accounting Standards

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP broadly defines start-up activities and provides examples to help entities determine what costs are and are not within the scope of this SOP. The SOP applies to all nongovernmental entities and, in general, is effective for financial statements for fiscal years beginning after December 15, 1998. The Partnership does not expect this SOP to have a significant effect on its financial statement when it becomes effective in calendar 1999.

Item 7.	Management's Discussion and Analysis of Financial Condition and
Results of Operations--Cont'd.

New Accounting Standards--Cont'd

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

Quantitative and Qualitative Disclosure about Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows at fixed rates. The Partnership does not enter into derivative or interest rate transactions for any purpose.

Item 8.	Financial Statements and Supplementary Data.

                       SECURED INVESTMENT RESOURCES FUND, L.P. II

                          Index
                                                              Page

Report of Independent Certified Public Accountants		14

Financial Statements:

Balance Sheets - December 31,
1998 and 1997                                                15-16

Statements of Operations - Years
Ended December 31, 1998, 1997 and 1996                          17

Statements of Partnership Capital (Deficit) -
Years Ended December 31, 1998,
1997 and 1996						 	18

Statements of Cash Flows - Years
Ended December 31, 1998, 1997
and 1996                                                     19-20

Notes to Financial Statements                                21-33

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
Secured Investment Resources Fund, L.P. II
Mission, KS

We have audited the accompanying balance sheets of Secured Investment Resources Fund, L.P. II as of December 31, 1998 and 1997, and the related statements of operations, partnership capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Investment Resources Fund, L.P. II at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also in our opinion, the schedules present fairly, in all material respects, the information set forth therein.


                                       s/  BDO Seidman, LLP


St. Louis, Missouri
February 17, 1999

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS


                                                     December 31,

                                                   1998             1997

ASSETS

INVESTMENT PROPERTIES (Notes B and C)
  Land and buildings                       $    30,458,599    $   36,499,896
  Furniture, fixtures and equipment              1,695,055         2,095,961
                                                32,153,654        38,595,857
  Less accumulated depreciation
   and allowance for losses                     11,856,495        13,184,260
                                                20,297,159        25,411,597

RESTRICTED DEPOSITS
  Bond cash reserves (Note C)                    1,510,000         1,510,000
  Bond principal reduction reserves (Note C)       582,668           519,767
  Other                                             28,750            28,750
                                                 2,121,418         2,058,517

OTHER ASSETS
  Cash                                             550,176           867,658
  Rents and other receivables, less
    allowance of $113,963 in 1998 and
    $122,350 in 1997                                37,613            55,968
  Due from related parties (Note D)                269,046           179,423
  Prepaid expenses                                 224,966           117,532
  Debt issuance costs, net of accumulated
    amortization of $406,256 in 1998 and
    $330,728 in 1997                               178,058           253,586
  Commercial commissions, deposits and
    other                                           69,699            60,679
                                                 1,329,558         1,534,846

                                            $   23,748,135     $  29,004,960

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                     December 31,
                                                1998               1997

LIABILITIES AND PARTNERSHIP CAPITAL (DEFICIT)

Mortgage debt (Note C)                  $   22,415,582     $  27,442,267
Deferred interest (Note C)                     737,370           737,370
 Accrued interest                               58,398           799,278
Accounts payable and accrued
 expenses (Note G)                             271,425           548,265
Unearned revenue                                32,415            12,736
Tenant security deposits                       110,315           149,660

      TOTAL LIABILITIES                     23,625,505        29,689,576
Commitments and Contingencies (Notes F and I)

PARTNERSHIP CAPITAL (DEFICIT)
  General Partners
    Capital contribution                         1,000             1,000
    Partnership deficit                       (184,585)         (195,875)
                                              (183,585)         (194,875)
  Limited Partners
    Capital contributions                   18,901,831        18,901,831
    Partnership deficit                    (18,595,616)      (19,391,572)
                                               306,215          (489,741)
      TOTAL PARTNERSHIP CAPITAL (DEFICIT)      122,630          (684,616)

                                        $   23,748,135    $   29,004,960


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II
STATEMENTS OF OPERATIONS
                                         Years Ended December 31,


                                      1998            1997           1996
REVENUES
  Rent                         $ 5,674,765    $  5,791,800    $ 5,916,810
  Interest                          23,154          24,230         11,722
  Maintenance escalations          283,899         289,442        269,041
                                 5,981,818       6,105,472      6,197,573
OPERATING AND ADMINISTRATIVE
 EXPENSES
  Property operating
    expenses                     2,710,552       2,649,931      2,604,239
  General and administrative
    expenses                       139,529         143,211        136,698
  Professional services (Note D)   235,173         133,298         80,728
  Management fees (Note D)         252,002         265,549        279,374
  Depreciation and amortization  1,302,986       1,500,977      1,460,582
                                 4,640,242       4,692,966      4,561,621

NET OPERATING INCOME             1,341,576       1,412,506      1,635,952

NON-OPERATING (EXPENSES)
  Interest                      (2,288,131)     (2,247,944)    (2,242,210)

Gain on sale--(Note J)           2,075,587             --            --

Partnership income (loss)
  before extraordinary item      1,129,032        (835,438)      (606,258)

Extraordinary item gain on
  debt restructuring--(Note C)         --              --         412,798


PARTNERSHIP PROFIT (LOSS)    $   1,129,032   $    (835,438) $    (193,460)

Allocation of profit (loss)
  General Partners           $      11,290   $      (8,354) $      (1,935)
  Limited Partners               1,117,742        (827,084)      (191,525)

                             $   1,129,032    $   (835,438)  $   (193,460)
Per Limited Partnership Unit
  loss before extraordinary item    (20.78)  $      (15.41)  $     (11.19)
  Extraordinary item                   ---             ---           7.62
Total per Limited
  Partnership Unit        $          20.78    $     (15.41)  $      (3.57)
See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

Years Ended December 31, 1998, 1997 and 1996
                                      General         Limited
                                      Partners        Partners         Total

Balances at January 1, 1996      $    (184,586)  $     528,868   $   344,282

Partnership loss                        (1,935)       (191,525)     (193,460)

Balances at December 31, 1996         (186,521)        337,343       150,822

Partnership loss                        (8,354)       (827,084)     (835,438)

Balances at December 31, 1997         (194,875)       (489,741)     (684,616)

Partnership profit                      11,290       1,117,742     1,129,032

Distributions                                0        (321,786)     (321,786)

Balances at December 31, 1998     $   (183,585)   $    306,215  $    122,630


See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF CASH FLOWS
                                          Years Ended December 31,
                                            1998           1997          1996

OPERATING ACTIVITIES
 Partnership profit (loss)            $  1,129,032  $  (835,438)  $  (193,460)
 Adjustments to reconcile
  partnership loss to net cash
  provided by operating activities:
   Depreciation and amortization         1,302,986    1,500,977     1,460,582
   Gain on sale of property (Note J)    (2,225,597)         ---           ---
   Gain on debt restructuring                  ---          ---      (412,798)
   Provision for losses on rents
    and other receivables                   75,079       71,536        65,590
   Changes in assets and liabilities:
     Rents and other receivables           (77,610)    (113,073)      (67,952)
     Prepaid expenses                     (106,575)     (20,550)       14,079
     Commercial commissions,
       deposits and other                   (8,990       37,628        40,663
     Accounts payable
       and accrued expenses                (37,377)      76,697        96,525
     Accrued interest                      289,238      115,139        (4,329)
     Unearned revenue                       20,419      (23,566)       21,944
     Tenant security deposits              104,541        1,198         8,138
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                     465,146      810,548     1,028,982

INVESTING ACTIVITIES
  Improvements to investment
    properties                            (415,812)    (257,426)     (323,827)
  Proceeds from sale of property (Note J)  150,000
    Purchase of restricted bond
    cash reserves                          (62,901)     (64,642)      (53,951)

 NET CASH USED IN
  INVESTING ACTIVITIES              $     (328,713) $  (322,068) $   (377,778)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                        Years Ended December 31,
                                      1998        1997        1996
FINANCING ACTIVITIES
  Debt issuance costs           $      ---   $     ---  $ (348,243)
  Advance to related
     parties                       (89,623)        ---      (5,000)
  Principal payments on debt       (42,506)    (182,489)  (259,129)
  Cash Distributions              (321,786)        ---         ---
  NET CASH USED IN
  FINANCING ACTIVITIES            (453,915)    (182,489)   (612,37)
(DECREASE) INCREASE IN CASH       (317,482)     305,991     38,832

CASH BEGINNING OF YEAR             867,658      561,667    522,835

CASH END OF YEAR                $  550,176  $   867,658  $ 561,667


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

Investment Properties--Investment properties consist of two residential complexes and two commercial shopping centers and are stated at cost. In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.
 Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were necessary for the years ending December 31, 1998 or 1997.

Revenue Recognition--The Partnership has leased substantially all of its investments in real estate under operating leases. Revenue is recognized in the month earned for rent.

Advertising Costs--The Partnership expenses advertising costs as incurred.

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

New Accounting Standards

Guaranteed Income or Loss Per Limited Partnership Unit--Partnership operations are recognized individually by the respective partners and, consequently, no provision will be made by the Partnership for income taxes or income tax benefits.

Debt Issuance and Refinancing Costs--Loan costs in the amount of $346,243 were incurred and capitalized by the Partnership in 1996. These costs are being amortized over the term of the related loans.

Reclassifications--Certain items in the 1998, 1997 and 1996 financial statements have been reclassified. No income effect resulted from these reclassifications.

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

The Partnership does not expect this SOP to have a significant effect on its financial position or operating results when it becomes effective.





(The remainder of this page intentionally left blank.)

New Accounting Standards - Cont'd.

In June 1998, the Financial Accounting Standards Board Issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 as amended is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Partnership has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.




(The remainder of this page intentionally left blank.)

NOTE B--INVESTMENT PROPERTIES

Investment properties consists of the following:

                                                  December 31,
                                              1998             1997
Cost (including capital
  improvements subsequent
  to acquisition):

   Bayberry Crossing Shopping
    Center                            $  4,496,025     $  4,476,000
   Forest Park Shopping Center           2,946,998        2,946,998
   Thomasbrook Apartments                      --         6,688,856
   Sunwood Village Apartments           11,763,770       11,560,916
   Oak Terrace Healthcare Center         3,980,340        3,980,340
   Oak Terrace Active Retirement
     Center                              8,958,042        8,934,268
   Other equipment                           8,479            8,479
                                        32,153,654       38,595,857
Less

   Accumulated depreciation             11,106,495       12,434,260
   Allowance for losses on
        investment properties              750,000          750,000

                                      $ 20,297,159     $ 25,411,597


During 1991 and 1990, the Partnership reduced the carrying value of its commercial property portfolio to reflect real estate market conditions. This change is reflected in Allowance for Losses on Investment Properties.

Depreciation expense was $1,227,458, $1,237,778 and $1,220,507 for the year ended December 31, 1998, 1997 and 1996, respectively.

NOTE C--MORTGAGE DEBT


Mortgage debt consists of the following:

                                                  December 31,
                                                1998               1997
Collateralized by Investment Property:


    Bayberry Crossing Shopping Center   $  2,547,699       $  2,586,092
    Forest Park Shopping Center            1,026,797          1,114,184

    Thomasbrook Apartments                      ---           4,984,179
    Sunwood Village Apartments             7,940,528          8,008,454
    Oak Terrace Active Retirement
     Center (OTARC) and Oak Terrace
     Healthcare Center (OTHCC)            12,800,000         12,800,000
       Less bond discount                 (1,899,442)        (2,050,642)


                                        $ 22,415,582       $ 27,442,267


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

Forest Park Shopping Center (Forest Park)

A bond financing agreement with a current balance of $1,026,797 is collateralized by Forest Park. Principal and interest payments are due monthly. Interest is calculated at 80% of the current prime rate and adjusted annually. Monthly principal is due at an amortization rate of 17 1/2 years, which fully amortizes the loan through the maturity date of March, 2008. The bonds are callable on April 1, 2003. The interest rates at the adjustment dates of April 1, 1996, 1995 and 1994 were 8.25%, 7.20%, and
6.25% respectively.

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

Thomasbrook Apartments (Thomasbrook)

A purchase money note with a current balance of $4,984,179 is collateralized by Thomasbrook at December 31, 1997. Principal and interest payments are due monthly in an amount necessary to amortize the principal over thirty years. The interest rate is 9.5% through the maturity date of September 1, 2000.

No principal payments were made in 1997 and 1996 and as of December 31, 1997, accrued interest for Thomasbrook Apartments is past due by $722,760 due to the negative cash flow status of the apartment complex.

During 1998, the purchase money note and accrued interest were subject to the settlement agreement discussed in Note J. As a result, the purchase money and accrued interest was assumed by the purchaser.

Oak Terrace Active Retirement Center (OTARC) and Oak Terrace Healthcare Center (OTHCC)

A bond financing agreement is collateralized by OTARC, OTHCC, and interest earned on bond cash reserves and debt service reserves invested in Money Market Mutual Funds ($1,510,000) and Certificates of Deposits ($582,668).
The original principal balance of $15,100,000 consisted of variable rate demand multi-family housing revenue bonds, which mature serially from December 31, 1991 to December 2015. The effective rate was fixed on the commencement date of the bonds based on 20 Year U.S. Treasury Bonds futures contracts. The bonds contained a financing agreement providing for the financial institution to receive a fee to fix the interest rate at 6.2% on $10,700,000 of the principal balance. The bond discount paid to obtain this agreement is amortized over the life of the bonds using an effective interest rate method. The remaining $4,400,000 of the original principal balance bears interest at variable rates. This rate, which is determined weekly by the Remarketing Agent, is based upon his opinion as to the minimum rate necessary to sell the Bonds (at par) in a secondary market. At December 31, 1998 the variable rate was 3.5%. The current $12,800,000 balance of bonds consist $2,100,000 at a variable interest rates and $10,700,000 at the fixed interest rates.

Pursuant to the terms of the bond financing agreement, certain cash reserves are required and are designated for scheduled principal payments and replacement reserves. Interest earned on these reserves is recorded as a reduction of interest expense and is considered in the computation of the amortization of the bond discount. As of December 31, 1998 and 1997, the unamortized balance of the bond discount was $1,899,442 and $2,050,642.

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

Cash paid for interest totaled $1,998,893, $2,132,805 and $2,636,889 during 1998, 1997, and 1996, respectively.

Maturities of mortgage debt are as follows:

                   1999                  $   2,709,106
                   2000                        168,051
                   2001                      7,873,231
                   2002                         87,387
                   2003                         87,387
                   Thereafter               13,389,862
                                            24,315,024
                   Bond discount            (1,899,442)

                                          $ 22,415,582

NOTE D--RELATED PARTY TRANSACTIONS

SPECS, Inc., a Kansas Corporation in which the individual General Partner has a minority interest during 1996 and 1997 and owned 100% in 1998, receives property management fees for providing property management services. SPECS, Inc. also performs various professional services for the Partnership, primarily tax accounting, audit preparation, SEC 10Q and 10K preparation, and investor services. Amounts paid by the Partnership to SPECS, Inc. are as follows:

                                         Years Ended December 31,
                                    1998            1997            1996

Property management fees    $    234,942    $    265,549     $   273,374
Professional Services             31,200          46,592          48,668
                            $    266,142     $   312,141     $   322,042


The General Partners are entitled to receive a Partnership Management Fee equal to 5% of Cash Flow From Operations (as defined) for managing the day to day operations of the Partnership excluding those related to Forest Park for which the Management Fee is equal to 3%, Oak Terrace Health Care which pays 2% in Management Fees, and Sunwood Village whose Management Fee is equal to 3%. Management fees due to SPECS, Inc. was $4,190 and $17,802 for the years ended December 31, 1998 and 1997.

Amounts due from related parties consist of the following:
                                                   December 31,
                                              1998            1997
Secured Investment Resources II, Inc.   $  174,423      $  174,423
Secured Investment Resources Fund, L.P. $   94,623      $    5,000
                                        $  269,046      $  179,423

The amount due from Secured Investment Resources II, Inc. represents excess syndication costs. Because of many factors, the Partnership did not raise the level of capital anticipated during the initial offering period. As a result, syndication and acquisition costs exceeded the amount allowed per the Partnership Agreement. The General Partners are obligated to reimburse these excess costs/fees.

The amounts due from Secured Investment Resources Fund, L.P. represent funds loaned from the Partnership to provide support for the related entity operations.

NOTE E--CASH DISTRIBUTIONS

During 1998 the Partnership made distributions of $321,786. Prior to 1998 the Partnership had made no distributions since April 1990. Future distributions will only be made from excess cash flow not needed for working capital reserves.

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

Management believes that with the disposition of Thomasbrook, which could not produce sufficient cash flow to support it's cash requirements, the Partnership shall experience greater cash flow and increased net income for 1999.

The General Partners believe that sufficient working capital will be available to fund known, ongoing operating and capital expenditure requirements of the Partnership during 1999. The primary source of working capital is expected to be cash flow from operations which is expected to improve over that of the previous year due to improved operations.

Certain positive factors are expected to affect 1999 operations are improved occupancy on the commercial properties, residential rental rate increases and decreased usage of promotional rent discounts. It is also expected that stringent controls over expenditures will be maintained.

The availability of the liquidity sources and accomplishment of these objectives are partially predicated on the real estate economic conditions discussed above, which are beyond the control of the Partnership, and will influence the achieved results.

NOTE G--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

                                             December 31,
                                          1998          1997

Vendor accounts payable              $  64,800    $   81,153
Real estate / property taxes           147,962       382,968
Professional fees                       49,488        45,803
Utilities                                9,175        15,300
Payroll reimbursement                        0        23,041
                                     $ 271,425   $   548,265





(The remainder of this page intentionally left blank.)

NOTE H--INCOME TAXES

The Partners' capital accounts differ for financial reporting purposes and federal income tax purposes. The primary differences result from: 1) depreciation and amortization; 2) losses and provision for losses on investment properties; and 3) provision for doubtful accounts. The effect of these items is summarized as follows:


                                                   December 31,
                                               1998               1997
Financial reporting basis:
  Total assets                        $  23,748,135      $  29,004,960
  Total liabilities                      23,625,505        (29,689,576)

  Total Partners' capital (deficit)   $     122,630      $    (684,616)

Tax basis:
  Total assets                        $  22,818,713      $  36,661,645
  Total liabilities                     (20,123,790)       (34,655,327)

  Total Partners' capital             $   2,694,923      $   2,006,318


                                              Years Ended December 31,
                                           1998        1997           1996

Partnership income
  (loss)--financial
  reporting purposes                $  1,129,032   $(835,438)   $ (193,460)
Book versus tax differences
  due to:
    Depreciation and
      amortization                        (7,208)     (6,649)      (17,931)
    Bond discount
          amortization                   (51,342)    (98,009)      (98,010)
   Unearned income                        19,679     (23,566)       21,944
   Provision for doubtful
      accounts                            (8,387)     67,750         9,125
   Other                                 (71,383)      3,001         2,476
                                        (118,641)    (57,473)      (82,396)
Partnership
  loss--federal income
     tax purposes                  $   1,010,391  $ (892,911)  $  (275,856)

NOTE I--LEASES

Rental income on investment properties is reported when earned. The Partnership leases its commercial properties under non-cancelable operating lease agreements. The Partnership's residential properties are leased under short-term lease agreements. Future minimum rents to be received on commercial properties as of December 31, 1998 are as follows:

                         1999          $    484,825
                         2000               360,076
                         2001               182,152
                         2002                94,697
                         2003                78,505
                         Thereafter     $   142,809

     	     		 TOTAL		$ 1,343,064


NOTE J--GAIN ON SALE OF THOMASBROOK APARTMENTS

During September 1998, the Partnership consummated a settlement agreement in which it sold Thomasbrook Apartments to a third party. The sale price was approximately $150,000 and the property was subject to all debts of the property including the purchase money note in the amount of $4,984,179 plus accrued interest of $1,030,118. As a result of the sale, the difference between the Fund's basis and the total of the outstanding debt, net of depreciation, restricted deposits and cash received of $150,000, or $2,075,587, was treated as a gain on disposition of the asset.






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

The estimated fair values of the Partnership's financial instruments are as follows:

                                             Carrying          Fair
                   1998                        Amount         Value

Cash and short-term investments         $   2,671,594   $   2,671,594

Long-term debt                          $  22,415,582   $  19,640,235


NOTE L--SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash activity:

Year ended December 31, 1996
In 1996 the Partnership refinanced debt from various lending institutions for the Bayberry Crossing Shopping Center and the Sunwood Village Apartments. Gain on debt restructuring consisted of the following:

Bayberry Crossing Shopping Center
Principal, interest and other related incurred fees  $  2,689,262
Refinanced note issued by bank                          2,628,691
Gain debt restructuring                                               60,571


Sunwood Village Apartments
Interest incurred from debt, net of refinancing costs                352,227
Total gain on debt restructuring                                   $ 412,798

Year Ended December 31, 1998
As discussed in Note J, the Partnership sold Thomasbrook Apartments to a third party for $150,000 and the party was subject to all debts of the property. The following is a summary of the assets and liabilities that were sold by the Partnership:

                      Current assets                     $     (19,997)
                      Investment property                   (6,858,015
                      Accumulated depreciation               2,555,223
                      Current liabilities                      239,463
                      Purchase money note                    4,984,179
                      Accrued interest                       1,030,118
                      Other liabilities                        144,626
                        Total gain on sale of
                          Thomasbrook Apartments           $ 2,075,597

Item 9.	Changes in and Disagreements with Registrant's Certifying
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

         James R. Hoyt (the Individual General Partner), age 61, holds a Bachelor's Degree in Business Administration and is a licensed real estate broker in two states. Mr. Hoyt has been actively involved for more than the past twenty years in various real estate endeavors including development, syndication, property management and brokerage.

         Mr. Hoyt is the Individual General Partner and sponsor of Secured Investment Resources Fund, L.P. (S.I.R.). Since 1983, Mr. Hoyt has also been involved as the Individual General Partner in ten specified real estate private placement offerings. As of December 31, 1998, these partnerships, including Secured Investment Resources Fund, L.P. II, have raised a total of $60,709,750.

Item 11. Management Compensation

         During 1998, the Partnership paid $234,942 in fees to related parties for property management services.

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

         See Notes to Financial Statements, Note D appearing in Item 8.

                      PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)  The following Financial Statements of Secured Investment
        Resources Fund, L.P. II are included in Item 8:

                                                                 Page

        (i)  Report of Independent Certified
             Public Accountants                                    14

        (ii) Balance Sheets -
             December 31, 1998 and 1997                         15-16

       (iii) Statements of Operations -
             Years Ended December 31, 1998,
             1997 and 1996                                         17

        (iv) Statements of Partnership
             Capital (Deficit) - Years Ended December 31,
             1998, 1997 and 1996                                   18

         (v) Statements of Cash Flows
             Years Ended December 31, 1998,
             1997 and 1996                                      19-20

        (vi) Notes to Financial Statements                      21-34

(a)(2) The following Financial Statement Schedules are filed as part of this report:

        (i)  Schedule II - Valuation and Qualifying
             Accounts                                             41

        (ii) Schedule III - Real Estate and
             Accumulated Depreciation                          42-44


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

                         Secured Investment Resources Fund L.P. II
                      Schedule II - Valuation and Qualifying Accounts
                                         December 31, 1998

                  Balance at      Additions       Deductions     Balance at
                 Beginning of     Charged to       Bad Debt          End
                    Period        Operations      Write-Offs       of Period
 Allowance for Doubtful Accounts
 For Years Ended December 31,

 1998           $ 122,350         $   75,079      $   83,466       $ 113,963

 1997          $   54,600         $   71,536     $     3,786       $ 122,350

 1996          $   45,475         $   65,590      $   56,465       $  54,600

                   Secured Investment Resources Fund, L.P. II
                 Schedule III - Real Estate & Accumulated Depreciation
                                December 31, 1998
                           Initial Cost to Partnership  (A)
                                                                                              Subsequent to Acquisition
                                                      Buildings & Furniture                                Reduction
                        Encumbrances          Land        Improvements      Equipment   Improvements       of Basis (B)
Other Equipment         $        ---     $      ---      $        ---      $      ---    $     8,479     $      ---

 Garden Apartments:
  Sunwood Apartments       7,940,528      1,375,448         9,706,178         123,000        829,034       (269,890)
  Las Vegas, NV

Strip Shopping Centers
  Bayberry Crossings       2,547,699        607,184         3,729,847             ---        399,889       (240,895)
  Lee's Summit, MO

  Forest Park              1,026,797        504,761         2,372,378             ---        113,070        (43,211)
  St. Louis, MO

Retirement Center:
  Oak Terrace Active
  Retirement Center
  Springfield, IL         11,744,225        258,269         8,174,500         172,000        353,273            ---

Nursing Home:
  Oak Terrace Health
  Care Center              1,055,775        273,834         3,412,956         293,550            ---            ---
  Springfield, IL

Less Bond Discount on
  Oak Terrace Active
  Retirement Center and   (1,899,442)           ---               ---             ---            ---            ---
  Health Care Center


                        $ 22,415,582    $  3,019,496      $ 27,395,859     $   588,550   $  1,703,745    $  (553,996)

                                                   Gross Amount at Which
                                                Carried at Close of Period
                                                   Buildings & Furniture                                       Accumulated
                                                                                     Accumulated    Date      Depreciation
                               Land     Improvements       Equipment         Total  Depreciation    Acquired          Life
Other Equipment         $       ---       $      ---     $     8,479    $    8,479  $      8,475                    5 Yrs(2)

Garden Apartments:
 Sunwood Apartments       1,340,363       10,300,555         122,852    11,763,770     4,132,658    15-May-87      30 Yrs(1)
 Las Vegas, NV                                                                                                      5 Yrs(2)

Strip Shopping Centers
 Bayberry Crossing          574,761        3,921,264              --     4,496,025     1,588,303    30-Jun-87      30 Yrs(1)
 Lee's Summit, MO                                                                                                   5 Yrs(2)

Forest Park Shopping Center 492,694        2,454,304              --     2,946,998     1,564,406(3) 23-Nov-88      30 Yrs(1)
 St. Louis, MO                                                                                                      5 Yrs(2)

Retirement Center:
 Oak Terrace Active
 Retirement Center
 Springfield, IL            366,834        8,513,520          77,688     8,958,042     3,143,529    31-Aug-88      30 Yrs(1)
                                                                                                                    5 Yrs(2)
Nursing  Home:
 Oak Terrace Health
 Care Center                273,834        3,706,506              --     3,980,340     1,469,124    31-Aug-88      30 Yrs(1)
 Springfield, IL                                                                                                    5 Yrs(2)

                       $  3,048,486     $ 28,896,149    $    209,019  $ 32,153,654  $ 11,856,495

(1) Estimated useful life of buildings.
(2) Estimated useful life of furniture and fixtures.
(3) Includes allowance for losses of $750,000.

NOTES:
  (A) The initial cost to the Partnership represents the original purchase price of the properties, including $205,582 and $145,578 of improvements incurred in 1988 and 1987, respectively, which were contemplated at the time the property was acquired.
  (B) Receipts received under the terms of certain guarantee agreements are recorded by the Partnership as a reduction of the basis of the property to which the guaranteed income relates

                                         Secured Investment Resources Fund, L.P. II
                                      Schedule III - Real Estate & Accumulated Depreciation -- Continued
                                                           December 31, 1998
                                                                                    Buildings &        Furniture &
                                                       Total           Land        Improvements          Equipment
(C) Reconciliation of Real Estate owned:

Balance at January 1, 1997                        38,338,431       3,449,545         32,855,070          1,983,816
 Additions during year:
  Improvements                                       257,426             ---            145,281            112,145

Balance at December 31, 1997                      38,595,857       3,499,545         33,000,351          2,095,961
 Additions during year:
  Improvements                                       415,812             ---            288,349            127,463
  Reductions - Sale of property                   (6,858,015)       (451,059)        (5,878,587)          (528,369)

Balance at December 31, 1998                   $  32,153,654   $   3,048,486       $ 27,410,113      $   1,695,055


(D)  Reconciliation of Accumulated Depreciation

Balance at January 1, 1997                        11,946,482            ---          10,272,635          1,673,847
 Additions during year:
  Depreciation Expense                             1,237,778            ---           1,091,038            146,740

Balance at December 31, 1997                      13,184,260            ---          11,363,673          1,820,587
 Additions during year:
  Depreciation Expense                             1,227,458            ---           1,142,430             85,028
  Reductions - Sale of property                   (2,555,223)           ---          (1,410,087)        (1,147,136)

Balance at December 31, 1998                  $   11,856,495     $      ---       $  11,098,016      $     758,479


(E)  The total gross amount of real estate at December 31, 1998 includes $3,085,450 of acquisition fees paid to affiliates.

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