Form 10-Q
period 1999-03-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 2002-01-10
CIK 797331

FORM 10-Q


         SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended         March 31, 1999

                           OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the transition period to
Commission file number                    0-16798


           SECURED INVESTMENT RESOURCES FUND, L.P. II
    (Exact name of registrant as specified in its charter)


               Delaware                           36-3451000
(State or other jurisdiction of           	(I.R.S. Employer
 incorporation or organization)            	 Identification No.)

4200 Blue Ridge Blvd., Ste LH-06, K.C., MO 	    64133
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number,
 including area code)			          (816) 353-6500


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

	INDEX


PART I.  FINANCIAL INFORMATION                            Page
Item 1.   Financial Statements (Unaudited):

Balance Sheets -- March 31, 1999 and
 December 31, 1998                                         3-4

 Statements of Operations -- Three Months
      Ended March 31, 1999 and 1998                         5


    Statements of Partnership Capital --
     Three Months Ended March 31, 1999
     and the Year Ended December 31, 1998.                  6

    Statements of Cash Flows -- Three Months
     Ended March 31, 1999 and 1998                         7-8

Notes to Financial Statements                              9-10

Item 2.	Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                      11

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings                                   12

Item 2.	Changes in Securities                               12

Item 3.	Defaults Upon Senior Securities                     12

Item 4. Submission of Matters to a Vote of
         Security Holders                                   12

Item 5.	Other Information                                   12

Item 6.	Exhibits and Reports on Form 8-K                    12


SIGNATURES                                                  13

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS                          March 31,
                                            1999         December 31,
                                         (Unaudited)         1998

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                  $  30,458,599      $30,458,599
Furniture, fixtures and equipment         1,741,724        1,695,055
                                         32,200,323       32,153,654
  Less accumulated depreciation
   and allowance for losses              12,111,676       11,856,495
                                         20,088,647       20,297,159

RESTRICTED DEPOSITS
  Bond cash reserves                      1,510,000        1,510,000
  Bond principal reduction reserves         599,174          582,668
  Restricted Deposits                        28,750           28,750
                                          2,137,924        2,121,418

OTHER ASSETS
  Cash                                      651,727          550,176
  Rents and other receivables,
   less allowance of $111,190
   in 1999 and $113,963 in 1998             147,389           37,613
  Due from related parties (Note C)         269,046          269,046
  Prepaid expenses                          205,305          224,996
  Debt issuance costs, net of
   accumulated amortization of
   $425,137 in 1999 and $406,256
   in 1998                                  186,677          178,058
 Commercial commissions, deposits
   and other                                 47,872           69,699
                                          1,508,016        1,329,557

   TOTAL ASSETS                       $  23,734,587     $ 23,748,135

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                           March 31,
                                               1999       December 31,
                                         (Unaudited)           1998

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)               $  22,406,291     $  22,415,582
  Deferred interest (Note B)                 737,370           737,370
  Accrued interest                            58,398            58,398
  Accounts payable and accrued
   expense                                   455,189           271,425
  Unearned revenue                            14,404            32,415
  Tenant security deposits                   103,095           110,315

 TOTAL LIABILITIES                        23,774,747        23,625,505


PARTNERSHIP CAPITAL
General Partner
  Capital contribution                         1,000             1,000
  Partnership deficit                       (198,710)         (184,615)
                                            (197,710)         (183,615)
Limited Partner
  Capital contributions                   18,901,831        18,901,831
  Partnership deficit                    (19,672,188)      (18,595,586)
                                            (770,357)          306,245
 TOTAL PARTNERSHIP CAPITAL                   (40,160)          122,630

                                        $ 23,734,587     $  23,748,135








See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                        1999         1998
REVENUES
  Rents                                            $1,258,537   $1,242,370
  Maintenance escalations
   and other                                           28,192       26,716
                                                    1,286,729    1,269,086

OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                                           526,119      522,435
  General and
   administrative
   expenses                                            24,527       29,968
  Professional services                                71,577       32,289
  Management fees                                      58,271       54,731
  Depreciation and amortization                       274,064      272,144
                                                      954,558      911,567

  NET OPERATING INCOME                                332,171      357,519

NON-OPERATING EXPENSES
  Interest                                            494,961      478,180


PARTNERSHIP LOSS                                  $  (162,790) $  (120,661)

Allocation of loss:
  General Partner                                      (1,628)      (1,207)
  Limited Partner                                    (161,162)    (119,454)

                                                  $  (162,790) $  (120,661)
Partnership loss per
 limited partnership
  unit                                             $    (3.00) $     (2.23)



See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Deficit)(Unaudited)

Three Months Ended March 31, 1999(Unaudited) and the Year Ended December 31, 1998



                                      General        Limited
                                      Partner        Partner        Total

Balances at December 31, 1997      $ (194,875)   $  (489,741)   $ (684,616)

Partnership profit                     11,290      1,117,742     1,129,032

Distributions                            -          (321,786)     (321,786)

Balances a December 31, 1998         (183,585)       306,215       122,630

Partnership loss                       (1,628)      (161,162)     (162,790)

Balances at March 31, 1999         $ (185,213)   $  (145,053)   $  (40,160)





















See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)


                                                  Three Months Ended
                                                         March 31,
                                                     1999           1998
OPERATING ACTIVITIES
  Partnership income  			      $  (162,790)   $  (120,661)
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization                273,358        272,145
     Amortization of bond discount                 37,800         37,800
     Provision for losses on rents
      and other receivables                        (2,773)        20,017
   Changes in assets and liabilities:
     Rents and other receivables                 (107,003)        (8,210)
Prepaid expenses                                   19,691        (55,833)
     Commercial commissions, deposits
      and other                                    21,800            452
     Accounts payable
      and accrued expenses                        183,764         40,156
     Accrued interest                                   0              0
     Unearned revenue                             (18,014)        (3,873)
     Tenant security deposits                      (7,221)         3,398

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                             238,612        185,391

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                       (46,669)      (56,332)
  Purchase of restricted bond
   cash reserve                                   (16,506)      (15,478)

NET CASH USED IN
 INVESTING ACTIVITIES                             (63,175)      (71,810)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                  Three Months Ended
                                                     March 31,
                                                 1999             1998

FINANCING ACTIVITIES
 Principal payments on
   long-term debt                          $  (47,091) 	 $  (47,645)
  Debt Issuance Costs                         (26,795)            0

NET CASH USED IN
 FINANCING ACTIVITIES                         (73,886)      (47,645)

INCREASE IN CASH
 AND CASH EQUIVALENTS                         101,551        65,936

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                          550,176       867,657

CASH AND CASH EQUIVALENTS
 END OF PERIOD                              $ 651,727     $  933,593







See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

March 31, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                                  March 31,   December 31,
                                                      1999           1998
Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center              $ 12,800,000   $ 12,800,000
      less bond discount                         (1,861,642)    (1,899,442)
    Sunwood Village Apartments                    7,922,614      7,940,528
    Forest Park Shopping Ctr.                     1,004,950      1,025,797
    Bayberry Crossing Shopping Ctr.               2,540,369      2,547,699

                                               $ 22,406,291   $ 22,415,582

Interest expense totaled $494,961 and $478,180 during the first quarter of 1999 and 1998, respectively.

On May 17, 1996 the Partnership refinanced the matured first mortgage on Sunwood Village Apartments. The terms of the new mortgage are $8,100,000 at 8.625% interest with monthly principal and interest payments in the amount of $63,000 through the loan maturity date of June 1, 2001 (5 years).

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTE B--MORTGAGE DEBT--CONT'D.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($10,700,000) of the Oak Terrace Active Retirement Center financing. As of March 31, 1999 and December 31, 1998, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

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

                                                   Three Months Ended
                                                        March 31,
                                                    1999            1998

Property Management Fees                    $     58,271    $     54,731

Amounts due from related parties consist of the following:

                                                March 31,     December 31,
                                                    1999             1998
Secured Investment Resources
  II, Inc.                                  $    174,723     $    174,423
Secured Investment Resources
  Fund, L.P.                                      94,623           94,623
                                            $    269,046     $    269,046

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since October 1998. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Revenues for the first three months of 1999 increased by $17,643 (1.3%) compared to the same period of the prior year. This increase is attributable to planned rental rate increases in the residential properties.

Operating and administrative expenses increased by $1,757 as compared to the same period as the prior year. Management fees have increased in connection with revenue increases. Professional services increased $39,288 over the same period in the prior year due primarily to legal expenses incurred in connection with planned refinancing of the loans on the loan on the Oak Terrace properties.

Interest expense for the first three months increased $16,781 (3.5%) over the 1998 first three months expense.

The Partnership anticipates that operating results for the first three months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first three months $238,612 of cash was provided by operating activities, $63,175 was used for investing activities and $73,886 was used to reduce long term debt and to incur loan fees.

It is the General Partner's intent to evaluate the Partnership's portfolio to determine if it is prudent to offer one or more properties for sale or possible restructure of the related financing packages. Any unleveraged portion of the net sale proceeds or favorable refinancing terms could generate additional working capital.


PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

        Inapplicable.

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


                        Date: January 10, 2002


                          By: Secured Investment Resources II, Inc.
                              as Corporate General Partner


                          By:
                             James R. Hoyt, President


                          Date: January 10, 2002

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


                        Date: January 10, 2002


                          By: Secured Investment Resources II, Inc.
                              as Corporate General Partner


                          By:
                             James R. Hoyt, President


                          Date: January 10, 2002