Form 10-Q
period 1999-06-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 2002-01-10
CIK 797331

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended     June 30, 1999

	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For the transition period to
Commission file number                 0-16798


           SECURED INVESTMENT RESOURCES FUND, L.P. II
    (Exact name of registrant as specified in its charter)


               Delaware                             36-3451000
(State or other jurisdiction of           	(I.R.S. Employer
 incorporation or organization)            	 Identification No.)

4200 Blue Ridge Blvd., Ste LH-06, K.C., MO 	       664133
(Address of principal executive offices)           (Zip Code)

(Registrant's telephone number,
 including area code)			        (816) 353-6500


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


PART I.  FINANCIAL INFORMATION                              Page
Item 1.   Financial Statements (Unaudited):

Balance Sheets -- June 30, 1999 and
 December 31, 1998                                           3-4

Statements of Operations -- Three and Six
 Months Ended June 30, 1999 and 1998                          5

Statements of Partnership Capital --
 Six Months Ended June 30, 1999
 and the Year Ended December 31, 1998                         6

Statements of Cash Flows -- Six Months
 Ended June 30, 1999 and 1998                                7-8

Notes to Financial Statements                                9-10

Item 2.	Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                         11

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings                                     12

Item 2.	Changes in Securities                                 12

Item 3.	Defaults Upon Senior Securities                       12

Item 4. Submission of Matters to a Vote of
        Security Holders                                      12

Item 5.	Other Information                                     12

Item 6.	Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                    13

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS
                                           June 30,
                                              1999         December 31,
                                           (Unaudited)         1998

ASSETS

INVESTMENT PROPERTIES
  Land and buildings                    $  30,458,599   $    30,458,599
  Furniture, fixtures and equipment         1,885,024         1,695,055
                                           32,343,623	     32,153,654
  Less accumulated depreciation
   and allowance for losses                12,367,030        11,856,495
                                           19,976,593        20,297,159

RESTRICTED DEPOSITS
  Bond cash reserves                        1,510,000         1,510,000
  Bond principal reduction reserves           456,343           582,668
  Restricted Deposits                          28,750            28,750
                                            1,995,093         2,121,418

OTHER ASSETS
  Cash                                        713,273           550,176
  Rents and other receivables,
   less allowance of $127,764
   in 1999 and $113,963 in 1998               139,398            37,613
  Due from related parties (Note C)           269,046           269,046
  Prepaid expenses                            157,911           224,996
  Debt issuance costs, net of
   accumulated amortization of
   $444,019 in 1999 and $406,256
   in 1998                                    290,829           178,158
  Commercial commissions, deposits
   and other                                   85,886            69,699
                                            1,656,343         1,329,557


      TOTAL ASSETS                      $  23,628,029	   $ 23,748,135

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                           June 30,
                                              1999    	 December 31,
                                        (Unaudited)             1998

LIABILITIES AND PARTNERSHIP CAPITAL

  Mortgage debt (Note B)              $  22,416,638      22,415,582
  Deferred interest (Note B)                737,370         737,370
  Accrued interest                           75,936          58,398
  Accounts payable and accrued
   expenses                                 490,182         271,425
  Unearned revenue                            8,270          32,415
  Tenant security deposits                  100,537         110,315

 TOTAL LIABILITIES                       23,828,933      23,625,505


PARTNERSHIP CAPITAL
General Partner
  Capital contribution                        1,000           1,000
  Partnership deficit                      (187,852)       (184,615)
                                           (186,852)       (183,615)
Limited Partner
  Capital contributions                  18,901,831      18,901,831
  Partnership deficit                   (18,916,062)     (8,595,586)
                                            (14,052)       (306,245)
 TOTAL PARTNERSHIP CAPITAL                 (200,902)        122,630

                                      $  23,628,029   $  23,748,135






See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                                 Six Months Ended         Three Months Ended
                                   June 30,                 June 30,
                                 1999          1998         1999         1998
REVENUES
  Rents                      $2,575,277    $2,535,562  $1,316,741   $1,293,183
  Maintenance escalations
   and other                     43,653        51,665      15,461       29,949
                              2,618,930     2,587,227   1,332,201    1,138,141

OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
   expenses                   1,084,104     1,044,801     557,985      522,366
  General and
   administrative
   expenses                      47,824        66,805      23,247       36,837
  Professional services         127,074        82,443      55,497       50,154
  Management fees               121,451       110,176      63,180       55,445
  Depreciation and
   amortization                 548,299       544,289     274,235      272,145
                              1,928,752     1,848,514     974,194      936,947
  NET OPERATING INCOME          690,178       738,713     358,007      201,194

NON-OPERATING EXPENSES
  Interest                    1,013,710       991,075     518,749      512,895

PARTNERSHIP INCOME (LOSS)    $ (323,532)  $  (252,361) $ (160,742) $  (311,701)
Allocation of income (loss):
  General Partner                (3,235)       (2,524)     (1,609)      (3,117)
  Limited Partner              (320,297)     (249,837)   (159,313)    (308,584)

                             $ (323,532)   $ (252,361) $ (160,742) $  (311,701)
Partnership income (loss)
  per limited partnership
  unit                       $    (6.03)  $    (4.70)  $    (3.00) $     (5.75)




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Six Months Ended June 30, 1999 (Unaudited) and the Years Ended December 31, 1998 and 1997

                                        General       Limited
                                        Partner       Partner         Total

Balances at December 31, 1997        $ (194,875)   $ (489,741)   $  (684,616)

Partnership profit                       11,290     1,117,742      1,129,032

Distribution                                  0      (321,786)      (321,786)

Balances at December 31, 1998          (183,585)      306,245        122,630

Partnership Loss                         (3,235)     (320,297)      (323,532)

Balances at June 30, 1999            $ (186,820)   $  (14,052)   $  (200,902)

















See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)

                                                   Six Months Ended
                                                         June 30,
                                                  1999             1998
OPERATING ACTIVITIES
  Partnership income                         $  (323,532)   $   (252,361)
  Adjustments to reconcile
   partnership loss to net cash
   provided by operating
   activities:
     Depreciation and amortization               548,166         544,289
     Amortization of bond discount                75,600          75,600
     Provision for losses on rents
      and other receivables                       13,801          19,367
   Changes in assets and liabilities:
     Rents and other receivables                (115,586)        (20,812)
     Prepaid expenses                             67,085         (99,012)
     Commercial commissions, deposits
      and other                                  (16,187)           (327)
     Accounts payable
      and accrued expenses                       218,757         105,306
     Accrued interest                             17,538               0
     Unearned revenue                            (24,144)         (7,768)
     Tenant security deposits                     (9,778)	   4,422

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                            451,719         121,139

INVESTING ACTIVITIES
  Purchases of and improvements
   to investment properties                     (189,969)       (183,916)
  Release(Purchase) of restricted
   bond cash reserves                            126,325         (31,120)

NET CASH USED IN
 INVESTING ACTIVITIES                            (63,644)       (215,036)

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                                   Six Months Ended
                                                       June 30,
                                                  1999    	    1998

FINANCING ACTIVITIES
Principal payments on
     long-term debt                            $  (74,544)    $   (19,030)
  Debt Issuance Costs                            (150,434)              0
  Due (to) from related
  parties                                               0          75,000

NET CASH USED IN
 FINANCING ACTIVITIES                            (224,978)        (55,970)
INCREASE DECREASE IN CASH
 AND CASH EQUIVALENTS                             163,097        (142,184)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                              550,176         867,658

CASH AND CASH EQUIVALENTS
 END OF PERIOD                                 $  713,273      $  679,731














See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                              June 30,    December 31,
                                                 1999            1998
Collateralized by Investment
  Property

  First Mortgages:
    Oak Terrace Active Retirement
     Center and Healthcare Center          $ 12,800,000   $ 12,800,000
      less bond discount                     (1,823,842)    (1,899,442)
    Sunwood Village Apartments                7,904,312      7,940,528
    Forest Park Shopping Ctr.                 1,004,950      1,025,797
    Bayberry Crossing Shopping Ctr.           2,531,218      2,547,699

                                           $ 22,416,638   $ 22,415,582

Interest expense totaled $1,013,710 and $991,075 during the first half of 1999 and 1998, respectively.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTE B--MORTGAGE DEBT--CONT'D.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($10,700,000) of the Oak Terrace Active Retirement Center financing. As of June 30, 1999 and December 31, 1998, $737,370 of deferred interest has been accrued and is reflected in long-term accrued interest.

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

                                                      Six Months Ended
                                                         June 30,
                                                    1999               1998
Property Management Fees                    $    121,451        $   110,176

Amounts due from related parties consist of the following:

                                                  June 30,  	December 31,
                                                     1999              1998
Secured Investment Resources
  II, Inc.                                   $    174,423   $    174,423
Secured Investment Resources
  Fund, L.P.                                       94,623         94,623
                                             $    269,046   $    269,046

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since October, 1998. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Revenues for the first six months of 1999 increased by $31,703 (1.2%) compared to the same period of last year. The commercial property at Forest Park Center in St. Louis remained strong, the rental income at Bayberry Center decreased due to vacancy and bad debt. The Partnership has increased the rental rates at Oak Terrace. The Partnership feels that the strong market at Oak Terrace will continue through 1999.

Operating and Administrative expenses increased $20,322 (2.0%) when comparing the first six months of 1999 with the same period of 1998. Higher property operating expenses are primarily due to higher resident turnover. Professional services increased $44,628 over the same period in the prior year due primarily to legal expenses incurred in connection with planned refinancing of the loan on the Oak Terrace properties.

Interest expense for the first six months increased $22,635 (2.3%) over the 1998 first six months expense.

The Partnership anticipates that operating results for the first six months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first six months $451,719 of cash was provided by operating activities, $63,644 was used for investing activities and $224,978 was used to reduce long term debt and incur loan fees.

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

There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

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