Form 10-Q
period 1999-09-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 2002-01-10
CIK 797331

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended       September 30, 1999

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

PART I.  FINANCIAL INFORMATION                                  Page
Item 1.  Financial Statements (Unaudited):

         Balance Sheets - September 30, 1999 and
           December 31, 1998                                     3-4

         Statements of Operations -- Three and Nine
          Months Ended June 30, 1999 and 1998                     5

         Statements of Partnership Capital --
          Nine Months Ended September 30, 1999
          and the Year Ended December 31, 1998                    6

         Statements of Cash Flows - Nine Months
          Ended September 30, 1999 and 1998               	7-8

         Notes to Financial Statements                     	8-9

Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations				                 11

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings                                       11

Item 2.  Changes in Securities                                   11

Item 3.  Defaults Upon Senior Securities                         11

Item 4.  Submission of Matters to a Vote of Security Holders     11

Item 5.  Other Information                                       11

Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                     12-13
PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SECURED INVESTMENT RESOURCES FUND, L.P. II

BALANCE SHEETS
                                         September 30,
                                             	1999	December 31,
                                           (Unaudited)         1998
ASSETS

INVESTMENT PROPERTIES
  Land and buildings                      $ 30,458,599 	$ 30,458,599
  Furniture, fixtures and equipment          2,032,403     1,695,055
                                            32,491,002    32,153,654
  Less accumulated depreciation
     and allowance for losses               12,622,383    11,856,495
                                            19,868,619    20,297,159

RESTRICTED DEPOSITS
  Bond cash reserves                         1,510,000     1,510,000
  Bond principal reduction reserves            481,729       582,668
  Restricted Deposits                           28,750        28,750
                                             2,020,479     2,121,418

OTHER ASSETS
  Cash                                         808,348       550,176
  Rents and other receivables,
     less allowance of $151,537
     in 1999 and $113,963 in 1998              143,259        37,613
  Due from related parties (Note C)            269,046       269,046
  Prepaid expenses                             165,100       224,966
  Debt issuance costs, net of
     accumulated amortization of
     $462,902 in 1999 and $406,256
     in 1998                                   325,202      178,058
  Commercial commissions, deposits and other    80,414       69,699
                                             1,791,369    1,329,558


      TOTAL ASSETS                        $ 23,680,467 $ 23,748,135

SECURED INVESTMENT RESOURCES FUND, L.P. II

                                             September 30,
                                                  1999         December 31,
                                               (Unaudited)          1998
LIABILITIES AND PARTNERSHIP CAPITAL

    Mortgage debt (Note B)                    $ 22,393,368    $  22,415,582
    Deferred interest (Note B)                     737,370          737,370
    Accrued interest                                58,398           58,398
    Accounts payable and accrued expenses          530,663          271,425
    Unearned revenue                                 6,748           32,415
   Tenant security deposits                        104,196          110,315

 TOTAL LIABILITIES                              23,830,743       23,625,505


PARTNERSHIP CAPITAL
General Partner
    Capital contribution                            1,000            1,000
    Partnership deficit                          (211,876)        (184,585)
                                                 (210,876)        (183,585)
Limited Partner
    Capital contributions                      18,901,831       18,901,831
    Partnership deficit                       (18,841,231)     (18,595,616)
                                                   60,600          306,215
 TOTAL PARTNERSHIP CAPITAL                       (150,276)         122,630

                                             $ 23,680,467     $ 23,748,135








See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF OPERATIONS (Unaudited)

                                Nine Months Ended    Three Months Ended
                                    September 30,        September 30,
                                   1999        1998        1999        1998
REVENUES
  Rents                     $ 4,048,880	$ 4,583,500 $ 1,473,603	$ 2,047,938
  Maintenance escalations
   and other                     67,871      69,347      24,218      17,682
                              4,116,751   4,652,847   1,497,821   2,065,620

OPERATING AND
ADMINISTRATIVE EXPENSES
  Property operating
     expenses                 1,601,312   2,097,814     517,208   1,053,013
  General and administrative
     expenses                    75,492     102,222      27,368      35,417
  Professional services         167,248     145,684      40,174      63,241
  Management fees               185,956     194,112      64,505      83,926
  Depreciation and amortization 822,534     816,433     274,235     272,144
                              2,852,542   3,356,265     923,490   1,507,751
NET OPERATING INCOME          1,264,209   1,296,582     574,331     557,869

NON-OPERATING EXPENSES
  Interest                    1,537,115   1,457,997     523,405     466,922

  Gain on sale of property          -     1,567,326         -     1,567,326

PARTNERSHIP INCOME (LOSS)     (272,906)   1,405,911      50,926   1,658,273
  Allocation of income (loss):
     General Partner           (27,291)      14,059         509      16,583
     Limited Partner          (245,615)   1,391,852      50,417   1,641,690

                            $ (272,906)	$ 1,405,911  $   50,926 $ 1,658,273
  Partnership income (loss)
     per limited partnership
     unit                     $  (5.08)	$    (25.96) $      .95	$     30.61




See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

STATEMENTS OF PARTNERSHIP CAPITAL (Unaudited)

Nine Months Ended September 30, 1999 (Unaudited) and the Years Ended December 31, 1998 and 1997

                                   General       Limited
                                   Partner       Partner        Total

Balances at December 31, 1997   $ (194,875)   $ (489,741)  $ (684,616)

Partnership profit                  11,290     1,117,742    1,129,032

Distribution                        	-       (321,786)    (321,786)

Balances at December 31, 1998     (183,585)      306,215      122,630

Partnership Loss                   (27,291)     (245,615)    (272,906)

Balances at September 30, 1999 $  (210,876)  $    60,600  $  (150,276)















See notes to financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II,

STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                         1999          1998

OPERATING ACTIVITIES
  Partnership income (loss)                            $ (272,906) $ 1,405,911
  Adjustments to reconcile partnership loss to net cash
     provided by operating activities:
        Depreciation and amortization                     822,534      816,433
Amortization of bond discount                             113,400      113,400
Gain on debt restructuring                                    -           -
        Provision for losses on rents
           and other receivables                           37,574       22,717
        Changes in assets and liabilities:
           Rents and other receivables                   (143,220)    (125,023)
 Prepaid expenses                                          59,866      (85,489)
        Commercial commissions, deposits and other        (10,715)      (2,915)
        Accounts payable and accrued expenses             259,238      (32,214)
        Accrued interest                                       -      (722,760)
        Unearned revenue                                  (25,667)      (3,356)
        Tenant security deposits                           (6,119)     (32,559)

NET CASH PROVIDED BY OPERATING ACTIVITIES                 833,985    1,354,145

INVESTING ACTIVITIES
  Purchases of and improvements to investment properties (337,348)    (213,734)
  Release (purchase) of restricted bond cash reserves	  100,939      (46,975)

NET CASH USED IN INVESTING ACTIVITIES                    (236,409)    (260,709)

FINANCING ACTIVITIES
    Principal payments on long-term debt                 (135,614)    (851,414)
    Debt Issuance Costs                                  (203,790)      56,646
    Distributions to limited partners                          -      (318,862)

NET CASH USED IN FINANCING ACTIVITIES                    (339,404)  (1,113,630)

INCREASE IN CASH AND CASH EQUIVALENTS                     258,172      (20,194)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD             550,176      867,658

CASH AND CASH EQUIVALENTS END OF PERIOD                 $ 808,348 $    847,464

See Notes to Financial Statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

NOTES TO FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 1999


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B--MORTGAGE DEBT

Mortgage debt consists of the following:
                                           September 30,    December 31,
                                                1999           1998
Collateralized by Investment Property

  First Mortgages
    Oak Terrace Active Retirement
      Center and Healthcare Center        $ 12,800,000     $ 12,800,000
    Less bond discount                      (1,786,042)      (1,899,442)
    Sunwood Village Apartments               7,885,612        7,940,528
    Forest Park Shopping Ctr.                  971,931        1,026,797
    Bayberry Crossing Shopping Ctr.          2,521,867        2,547,699

                                         $  22,393,368  $    22,415,582

Interest expense totaled $1,537,115 and $1,457,997 during the first nine months of 1999 and 1998, respectively.

The Partnership has the option to currently pay or defer payment of interest due on the hedged portion ($10,700,000) of the Oak Terrace Active Retirement Center financing. As of September 30, 1999 and December 31, 1998, $737,370 of deferred interest has been accrued.

SECURED INVESTMENT RESOURCES FUND, L.P. II

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

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     1999          1998
 Property Management Fees                       $   185,956   $    194,122

Amounts due from related parties consist of the following:

                                                September 30,   December 31,
                                                     1999             1998
Secured Investment Resources
   II, Inc.                                    $     174,423      $  174,423
Secured Investment Resources
   Fund, L.P.                                         94,623          94,623

                                                $    269,046    $    269,046

The amount due from SIR II, Inc. represents excess syndication costs.

NOTE D--CASH DISTRIBUTIONS

No cash distributions have been made since October, 1998. Future distributions will only be made from excess cash flow not needed for working capital reserves.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Revenues (excluding $727,123 in 1998 relating to Thomasbrook Apartments which was sold in September 1998) for the first nine months of 1999 increased by $191,027 (4.8%) compared to the same period of last year. The commercial property at Forest Park Center in St. Louis remained strong, the rental income at Bayberry Center decreased due to vacancy and bad debt. The Partnership has increased the rental rates at Oak Terrace and occupancy at Sunwood Village has increase. The Partnership feels that the strong market at Oak Terrace and Sunwood Village will continue through 1999.

Operating and Administrative expenses increased $68,163 (2.4%) when comparing the first nine months of 1999 with the same period of 1998 (expenses for 1998 included $572,186 for Thomasbrook Apartments). Higher property operating expenses are primarily due to higher resident turnover. Professional services increased $21,564 (1.5%) over the same period in the prior year due to legal expenses incurred in connection with the planned refinancing of the loan on the Oak Terrace properties. Professional services in the prior year were incurred in connection with the foreclosure proceedings and subsequent sale of Thomasbrook Apartments.

Interest expense for the first nine months increased $79,118 (5.0%) over the 1998 first nine months expense.

The Partnership anticipates that operating results for the first nine months will be representative of the results for the remainder of the year.

Liquidity and Capital Reserves

During the first nine months $833,985 of cash was provided by operating activities, $236,409 was used for investing activities and $339,404 was used to reduce long-term debt and incur loan fees.

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