Form 10KSB
period 2006-12-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 2007-09-14
CIK 797331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

 (Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 000-14542

SECURED INVESTMENT RESOURCES FUND, L.P. II

(Name of small business issuer in its charter)

Delaware	48-0979566
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

199 South Los Robles Avenue, Suite 200

Pasadena, California 91101

(Address of principal executive offices)

Issuer’s telephone number    (626) 585-5920

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $6,363,209

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant’s financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission. The reader is further cautioned that the current general partner of the Registrant did not assume control of the Partnership until March 2005. While the current general partner has attempted to verify records and data it obtained for periods prior to March 2005, and believes it has done so to the extent reasonably possible and that such records and data in its possession do accurately reflect the condition of the Registrant for those periods prior to March 2005, the current general partner cannot assure the reader that such records and data are entirely complete and accurate, because the current general partner was not a party to the compilation of such records and data. With the foregoing admonition, the current general partner does believe that it has controlled the Partnership long enough to reasonably state that the consolidated financial statements contained herein present fairly, in all material respects, the consolidated financial position and results of operation of the Partnership for the periods presented.

PART I

Item 1.	Description of Business

Secured Investment Resources Fund, L.P. II (the “Partnership” or “Registrant”) was organized on July 1, 1986 as a limited partnership under the Delaware Uniform Limited Partnership Act. The Partnership is governed by an Amended and Restated Agreement of Limited Partnership dated September 25, 1986. Millenium Management, LLC (“Millenium”), a California limited liability company, is the sole general partner (the “General Partner”) of the Partnership, having taken over the management of the Partnership from a receiver in March 2005. Any information contained in the 10KSB for dates prior to March 2005 is based solely on records received from the prior general partners and the prior receiver and may not have been capable of independent verification by the General Partner, although the General Partner is not aware of any material inaccuracy in such information. . Millenium’s ownership consists of two California limited liability companies, Everest Properties II, LLC (“Everest II”) and Everest Properties, LLC (“Everest”). Everest II owns 99.0% of Millenium and Everest owns 1.0% of Millenium. Millenium, Everest II and Everest have the same executive officers. Millenium and Everest II are also limited partners of the Partnership. The Partnership Agreement provides that the Partnership is to terminate on September 25, 2046 unless terminated prior to such date.

On September 26, 1986, the Partnership commenced a public offering for the sale of units (the “Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 24, 1988, with 53,661 Units sold at $500 each, or gross proceeds of $26,830,500 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership’s primary business and only industry segment is real estate related operations. The Partnership is engaged in the business of operating and holding real estate properties for investment. As of the close of fiscal year 2006, the Partnership owned, directly or indirectly through other entities, one commercial shopping center in Kansas City, Missouri, and residential apartment complexes in Las Vegas, Nevada, Springfield, Illinois and Topeka, Kansas. The commercial property is approximately 20 years old and the residential apartment complexes range in age from 20 to 32 years. The apartment complex in Las Vegas is in bankruptcy proceedings. See “Item 2. Description of Properties” and Item 3. “Legal Proceedings”. The apartment complex in Topeka was acquired by the Partnership through non-judicial foreclosure. See “Item 2. Description of Properties”.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are numerous other properties within the market area of the Partnership’s properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for commercial shopping centers (in the case of the Partnership’s commercial shopping center) and for apartments (in the case of the Partnership’s residential apartment complexes) and the rents that may be charged for such shopping centers or apartments, as the case may be. The Partnership’s properties represent an insignificant percentage of total commercial shopping centers and apartment units in the United States and competition for both shopping centers and apartments is local.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General partner is not aware of any violations or noncompliance with these laws and believes that the Partnership’s properties are substantially in compliance with the present requirements, the Partnership may nonetheless incur unanticipated expenses to comply with the ADA and/or the FHAA.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership’s control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating both commercial shopping centers and residential properties because both such property types are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving both commercial buildings and residential apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. To the knowledge of the General Partner, the Partnership has not received any notices that the Partnership is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no employees. Property management is provided by independent third parties and administrative services are provided by the General Partner and by agents of the General Partner.

            A further description of the Partnership’s business is included in “Management’s Discussion and Analysis or Plan of Operation” included in “Item 6” of this Form 10-KSB.

Item 2.	Description of Properties

As of December 31, 2006, the Partnership, directly or through other entities, owned three residential apartment complexes and one commercial shopping center. Additional information about the properties is found in “Item 7. Financial Statements”.

Property	Type of Ownership	Use

Bayberry (1)	Fee ownership, subject to	Shopping
Lee’s Summit, Missouri	a first mortgage	Center
Cascade Apts. (1)	Fee ownership, subject to	Apartment
Topeka, Kansas	a first mortgage	86 units
Oak Terrace (1)	Fee ownership, subject to	Apartment
Springfield, Illinois	a first mortgage	129 units
Sunwood Village Apts. (2)(3)	Fee ownership, subject to	Apartment
Las Vegas, Nevada	a first mortgage	252 units

(1) Property is held by a limited partnership in which the Partnership owns 100%of the limited partner interest.

(2) Property is held by a limited partnership in which the Partnership owns 100% of the original limited partner interest, but which also has Class A limited partners that are entitled to a preferred return.

(3) Property is held by a limited partnership that is the subject of a bankruptcy reorganization under Chapter 11.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation as of December 31, 2006.

	Gross
	Carrying	Accumulated	Depreciable	Method of
Property	Value	Depreciation	Life	Depreciation

Bayberry	$ 5,403,174	$2,670,401	5-30 yrs	S/L
Lees Summit, Missouri
Cascade Apartments	4,642,824	1,945,590	5-30 yrs	S/L
Topeka, Kansas
Oak Terrace	9,286,939	5,533,765	5-30 yrs	S/L
Springfield, Illinois
Sunwood Village Apts	12,606,385	7,244,650	5-30 yrs	S/L
Las Vegas, Nevada
Corporate Offices	8,479	8,479	5-30 yrs	S/L

Total	$ 31,947,801	$ 17,402,885

See “Note 1 – Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 7. Financial Statements” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (d)

Bayberry (a)	$ 3,116,585	6.240%	10 yrs	09/16	$ 2,632,743
Lees Summit, MO
Cascade Apartments (a)	2,537,358	5.770%	10 yrs	10/16	2,052,705
Topeka, KS
Oak Terrace (b)	9,000,000	5.940%	5 yrs	01/12	9,000,000
Springfield, IL
Sunwood Village Apartments (c)	9,401,527	7.15%	5 yrs	09/06	9,401,527
Las Vegas, NV

Totals	$24,055,470				$23,086,975

(a) Fixed rate mortgage.

(b) Fixed rate mortgage interest only.

(c) Fixed rate mortgage currently in default. Aggregate default rate is 11.125%. An affiliate of the General Partner, Everest II, purchased the loan from the original lender on April 23, 2007.

(d) See “Note 5 – Mortgage Loans and Bonds Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership’s ability to prepay these loans and other specific details about the loans.

On August 15, 2006, the Partnership refinanced the first mortgage encumbering one of its investment properties, Bayberry Crossing Shopping Center. The new mortgage loan, in the principal amount of $3,125,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,371,506. Closing costs of approximately $73,000 were capitalized during 2006 and are included in other assets. The new mortgage requires monthly payments of principal and interest of $19,220 beginning on September 11, 2006 until the loan matures on September 11, 2016 with a fixed interest rate of 6.24% and a balloon payment of approximately $2,633,000 due at maturity.

On October 4, 2006, the Partnership refinanced the first mortgage encumbering one of its investment properties, Cascade Apartments. The new mortgage loan, in the principal amount of $2,540,000 replaced the existing mortgage loan, which had an outstanding balance at the time of the refinancing of $2,243,204. Closing costs of approximately $81,307 were capitalized during 2006 and are included in other assets. The new mortgage requires monthly payments of principal and interest of approximately $14,855, beginning on December 1, 2006 until the loan matures on October 1, 2016, with a fixed interest rate of 5.77% and a balloon payment of approximately $2,053,000 due at maturity.

On December 29, 2006, the Partnership refinanced bonds encumbering one of its investment properties, Oak Terrace Apartments. The Partnership recognized a loss on early extinguishment of debt of approximately $545,906 during the year ended December 31, 2006 due to the write off of unamortized loan costs. The new mortgage loan, in the principal amount of $9,000,000 replaced the existing bonds, which had an outstanding balance at the time of the refinancing of $9,000,000. Closing costs of approximately $137,000 were capitalized during 2006 and are included in other assets. The new mortgage requires monthly payments of interest beginning on February 10, 2007 until the loan matures on January 10, 2012, at which time the entire principal balance of $9,000,000 is due. The loan has a fixed interest rate of 5.94%

Rental Rates and Occupancy

The following table sets forth the average annual rental rates and occupancy for 2006 and 2005 for each property.

	Average Annual		Average
	Rental Rates		Occupancy
Property	2006	2005	2006	2005
Cascade Apartments (1)(3)	$ 7,608	N/A	95%	N/A
Oak Terrace Community (2)(3)	22,490	19,731	90%	92%
Sunwood Apartments (3)	8,817	8,683	96%	93%
Bayberry Crossing (4)	$ 10.05	$ 9.82	92%	90%

(1) Cascade Apartments was acquired by the Partnership in October of 2006. These numbers are annualized quarter-ended December 31, 2006 results.

(2) Oak Terraces is a seniors community, and rental rates include additional services such as food, transportation, activities, etc.

(3) Average Annual Rental Rates per unit

(4) Average Annual Rental Rates per square foot

As noted under “Item 1. Description of Business”, the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area (or other commercial retail space in the case of the Partnership’s shopping center). The General Partner believes that all of the properties are adequately insured. Each residential property is an apartment complex or seniors community which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The commercial property consists generally of small retail tenants with lease terms generally under between one and five years. Two tenants each rent 10% or more of the available commercial space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

2006

Bayberry Crossing	$120,652
Cascade Apartments (1)	62,636
Oak Terrace Community	144,409
Sunwood Apartments	89,882

(1) Cascade Apartments was acquired by the Partnership in October of 2006. These numbers are annualized quarter-ended December 31, 2006 results.

Capital Improvements

Bayberry Crossing

During the year ended December 31, 2006, the Partnership completed approximately $388,000 of capital improvements at the property, consisting primarily of new roofing, exterior painting, parking lot repairs, sign repairs, landscaping upgrades and concrete walk repairs. These improvements were funded from a replacement reserve set up upon refinancing of the property. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Cascade Apartments

During the year ended December 31, 2006, the Partnership completed approximately $113,000 of capital improvements at the property, consisting primarily of carpet and appliance upgrades, and parking lot, sidewalks and carport improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Oak Terrace Community

During the year ended December 31, 2006, the Partnership completed approximately $125,000 of capital improvements at the property, consisting primarily of a new roof replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sunwood Apartments

During the year ended December 31, 2006, the Partnership completed approximately $198,000 of capital improvements at the property, consisting primarily of plumbing replacement, air conditioning upgrades, furniture, fixture, and floor covering replacements and landscaping. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. However, given that the property is the subject of bankruptcy proceedings, all capital expenditures during the bankruptcy period must be approved by the U.S. Bankruptcy Court. See “Item 3, Legal Proceedings”. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property and the approval of the U.S. Bankruptcy Court.

Item 3.	Legal Proceedings

Sunwood Village Bankruptcy

On September 12, 2006, Sunwood Village Joint Venture, Limited Partnership (“Sunwood”), a Nevada limited partnership, filed a voluntary petition for relief under the provisions of Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. BK-S-06-12463. The Partnership holds a limited partnership interest in Sunwood that represents a material portion, but not substantially all of, the assets of the registrant.

The bankruptcy is occasioned by the maturity of the mortgage loan on Sunwood’s property at the same time Sunwood is effectively prevented from selling or refinancing the property because of the lis pendens recorded by Mega Ventures against the property relating to the litigation over their attempt to purchase the property.

Pursuant to Chapter 11 of the U.S. Bankruptcy Code, Sunwood retains possession and control of its assets and is operating its business as a debtor in possession while being subject to the jurisdiction of the Bankruptcy Court.

Sunwood Village Litigation

On March 8, 2005, Mega Ventures, LLC filed Case No. A500656 in the District Court of Clark County, Nevada to enforce an alleged agreement to sell the Sunwood Village Apartments. The Partnership believes that the agreement was terminated or is otherwise not enforceable and that it is in the best interest of the Partnership not to allow a sale of Sunwood Village for the price in the disputed agreement. The outcome of this litigation cannot be predicted; however, if Mega prevails in enforcing the alleged agreement or receiving a substantial award of damages, then the Partnership may not be able to realize any significant net proceeds from a sale of the Sunwood Village Apartments after repayment of outstanding obligations. If Sunwood JV prevails, then the Partnership would expect to realize significant proceeds from a sale of Sunwood Village Apartments, if it were subsequently sold.

Litigation Against Former General Partner

On November 9, 2005, the Partnership filed Case No. 05CV08810 in the District Court of Johnson County, Kansas, alleging that the Partnership’s former general partner, James R. Hoyt, failed to make the first required payment on a promissory note Mr. Hoyt signed in order to repay $2,500,000 that he owes to the Partnership. This litigation was settled in January 2007. Pursuant to the settlement, Mr. Hoyt agreed to have judgment entered in the Partnership’s favor in the amount of $2,750,000, and to pay $100,000 to the Partnership in cash immediately. As part of the settlement, Mr. Hoyt has provided information regarding his assets and income that, if true, indicates that the Partnership is unlikely to be able to collect any significant portion of the balance of the judgment. The settlement requires Mr. Hoyt to provide documents and to testify under oath regarding his financial situation, and provides the Partnership with a year to investigate further in order to attempt to verify such information. If Mr. Hoyt misrepresented his financial condition, the Partnership will be entitled to attempt to collect the balance of the judgment. Otherwise, the judgment will be discharged at the end of such time. The general partner believes the settlement is more favorable to the Partnership than what the Partnership would likely have been able to achieve through contested litigation. The Partnership does not believe that the ultimate outcome of this litigation will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

There are no other pending or outstanding litigation matters involving the Partnership or its properties, other than matters of a routine nature arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Units of Limited Partnership and Related Security Holder Matters

No established trading market for the Units exists, nor is one expected to develop.

Title of Class	Number of Unitholders of Record
Limited Partnership Units	1,658 as of December 31, 2006

There were 53,661 Units outstanding at December 31, 2006, of which the General Partner and an affiliate owned 18,854 Units or approximately 35.14%.

The Partnership made no distributions to its limited partners during the years ended December 31, 2006 and 2005.

The Partnership made an odd lot offer of redemption during the first half of 2007 as a result of which approximately 6,000 Units were cancelled in the first half of 2007 and as a further result the General Partner and an affiliate currently own 39.87% of the Units outstanding.

Future cash distributions will depend on the levels of cash generated from operations, and the timing of debt maturities, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a periodic basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in the year 2007 or subsequent periods. See “Item 2. Capital Improvements” for information relating to anticipated capital expenditures at the properties.

A number of the Units owned by the General Partner and its affiliate were generally acquired pursuant to tender offers made by the General Partner or its affiliate. It is possible that General Partner or its affiliates will acquire additional Units, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner may have a conflict of interest because of its significant ownership interest in the Units.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

RESULTS OF OPERATIONS

The Partnership’s net loss was approximately $1,378,000 for the year ended December 31, 2006, compared to $3,685,000 for the year ended December 31, 2005. The decrease in net loss was primarily due to the Partnership writing off a receivable due from the former general partner in 2005 in the amount of $2,842,922.

Total expenses, excluding the previously-described write-off of the receivable due from the former general partner, increased for the year ended December 31, 2006. Operating expenses increased due to increases in depreciation and amortization, employment costs, contract services, property management fees and insurance expenses. Amortization increased due to the write-off of deferred loan costs on the refinancing of debt in the Oak Terrace and Bayberry properties. Property management fees rose because of an increase in rental income. Other expense increases were caused by the acquisition of Cascade Apartments.

Total revenue increased due to rises in rental and other income, and the acquisition of Cascade Apartments. Rental income rose due to increases in average rental rates at all properties and an increase in occupancy in two of the four properties.

Included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the partnership agreement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Partnership and it subsidiaries had cash and cash equivalents of approximately $1,953,000 compared to approximately $423,000 at December 31, 2005. Cash and cash equivalents increased approximately $1,530,000 since December 31, 2005 due to approximately $686,000 of cash provided by financing activities and cash provided by operating activities of approximately $837,000 The refinancing of the debt on Oak Terrace Community and the Bayberry Shopping Center generated approximately $1,120,000 in funds together with contributing to the reduction in restricted cash balances of approximately $827,000 and loan cost payments associated with the refinancings was approximately $264,000 and debt repayments were approximately $170,000. Cash used in investing activities consisted mainly of the purchase of property, plant and equipment.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership has no other material commitments for property improvements and replacements, however certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or refinancing proceeds. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties is approximately $24,055,000. Of such amounts, $9,402,000 matured in 2006 and balloon payments of approximately $9,500,000 and $4,685,448 are due in 2012, and 2016, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. As has been previously described, Sunwood Village has filed for bankruptcy reorganization, occasioned by the maturity of the mortgage loan on the Sunwood property at the same time Sunwood is effectively prevented from selling or refinancing the property because of the lis pendens recorded by Mega Ventures against the property relating to the litigation over their attempt to purchase the property. See Item 3 “Legal Proceedings”. The Partnership believes that when such litigation and the resultant bankruptcy are concluded, Sunwood will have sufficient assets to either refinance its mortgage encumbrances or to sell the property and pay off such mortgage encumbrances.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note 1 – Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 7. Financial Statements”. The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. As previously described, the General Partner may not have been capable of independently verifying the accuracy of certain information it has for the Partnership prior to the current General Partner being installed in March 2005. Such inability to account for the accuracy of prior Partnership data which may also impact the General Partner’s ability to make certain judgments and assessments of uncertainties. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership’s investment properties. These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; competition from other commercial retail space providers; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing or commercial retail space. Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less and commercial retail space for a term averaging sixty months. The Partnership may adjust rents during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases is recognized on a straight-line basis over the term of the lease. The Partnership considers all accounts receivable from residents as uncollectible and establishes an allowance in the full amount of the receivable.

Item 7.              Financial Statements

SECURED INVESTMENT RESOURCES FUND, L.P. II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006 and 2005

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners’ Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

SECURED INVESTMENT RESOURCES FUND, L.P. II

December 31, 2006 and 2005

Consolidated Financial Statements

With

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Partners

Secured Investment Resources Fund, L.P. II

Pasadena, California

We have audited the accompanying consolidated balance sheets of Secured Investment Resources Fund, L.P. II as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Secured Investment Resources Fund, L.P. II as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ MOORE STEPHENS FROST

Independent Registered Public Accounting Firm

Little Rock, Arkansas

September 7, 2007

SECURED INVESTMENT RESOURCES FUND, L.P. II

Consolidated Balance Sheets

For the Years Ended December 31, 2006 and 2005

Assets	2006	2005

Investment property
Land	$2,868,921	$2,281,958
Building and improvements	29,078,880	24,318,382
	31,947,801	26,600,340
Less accumulated depreciation	(17,402,885)	(14,576,046)
Total investment property, net	14,544,916	12,024,294

Cash and cash equivalents	1,953,608	423,304
Restricted escrows and reserves	784,907	1,527,755
Accounts receivable, net of allowance for doubtful
accounts of $65,295 in 2006 and $7,844 in 2005	11,239	918,118
Advance to affiliate
Prepaid expenses	234,019	64,577
Debt financing costs, net	286,590	586,116
Other assets, net	96,691	110,487

Total assets	$17,911,970	$15,654,801

Liabilities and Partners’ Capital (Deficit)

Liabilities
Mortgage loans payable and Bonds Payable	$24,055,470	$20,932,378
Accounts payable	123,130	66,094
Deferred revenue	55,238	81,083
Accrued interest	296,994	118,041
Accrued real estate taxes	174,489	118,106
Accrued other expense	439,967	230,019
Tenant security deposits payable	166,578	130,904
Total liabilities	25,311,866	21,676,625

Minority Interest – Class A Limited Partners	801,000	801,000

Partners’ capital (deficit)
General Partner	(71,773)	(57,993)
Limited Partners	(8,129,123)	(6,764,831)
Total partners’ capital (deficit)	(8,200,896)	(6,822,824)

Total liabilities and partners’ capital (deficit)	$17,911,970	$15,654,801

SECURED INVESTMENT RESOURCES FUND, L.P. II

Consolidated Statements of Operations

Years Ended December 31, 2006 and 2005

	2006	2005
Revenue
Rent	$5,908,937	$4,821,985
Other property income	454,272	364,916
Total revenue	6,363,209	5,186,901

Expenses
Salaries	818,898	710,617
Maintenance and repairs	202,106	206,530
Utilities	491,339	476,322
Real estate taxes	417,579	432,090
General administrative	1,314,773	1,007,423
Contract services	698,374	631,655
Insurance	160,262	125,474
Depreciation and amortization	1,637,683	975,318
Property management fees	239,592	188,658
Total expenses	5,980,606	4,754,087

Net operating income (loss)	382,603	432,814

Other income (expense)
Interest income	58,215	181,906
Interest expense	(1,818,890)	(1,494,062)
Write-off of note receivable	-	(2,842,922)
Total other expense	(1,760,675)	(4,155,078)

Net loss	$(1,378,072)	$(3,722,264)

Net loss attributable to
Limited Partners	$(1,364,291)	$(3,685,041)
General Partner	(13,781)	(37,223)

Total	$(1,378,072)	$(3,722,264)

Net loss per unit	$(25.68)	$(69.37)

Partnership units outstanding	53,661	53,661

SECURED INVESTMENT RESOURCES FUND, L.P. II

Consolidated Statements of Changes in Partners’ Deficit

Years Ended December 31, 2006 and 2005

	General Partner	Limited Partners	Total

Balance - January 1, 2005	$(20,770)	$(3,079,790)	$(3,100,560)

Net loss	(37,223)	(3,685,041)	(3,722,264)

Balance - December 31, 2005	(57,993)	(6,764,831)	(6,822,824)

Net loss	(13,781)	(1,364,291)	(1,378,072)

Balance - December 31, 2006	$(71,773)	$(8,129,123)	$(8,200,896)

SECURED INVESTMENT RESOURCES FUND, L.P. II

Consolidated Statements of Cash Flows

Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	$(1,378,072)	$(3,722,264)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities
Depreciation and amortization	1,637,683	975,318
Loss on disposal of assets	7,089	-
Write-off of accounts receivable	338,553	-
Write-off of notes receivable	-	2,842,922
Changes in accounts affecting operations
Accounts receivable	(9,011)	232,522
Prepaid expenses	(162,722)	(13,108)
Other Assets	(12,474)	12,006
Accounts payable	40,851	66,094
Deferred revenue	(25,845)	64,558
Accrued interest	148,615	(991,430)
Real estate taxes payable	29,026	(17,518)
Accrued other expense	209,948	(137,245)
Security deposit liability	13,097	(8,270)
Net cash provided (used) by operating activities	836,738	(696,415)

Cash flows from investing activities
Changes in restricted cash	827,483	(333,072)
Purchases of property, plant and equipment	(824,206)	(379,065)
Foreclosure - Cascade	4,512	-
Net cash used by investing activities	7,789	(712,137)

Cash flows from financing activities

Proceeds from long-term borrowings	1,119,962	-
Proceeds from issuance of Class A limited partnership units - Sunwood	-	801,000
Principal repayments on mortgage loans payable	(170,371)	(404,974)
Loan costs	(263,814)	-
Net cash provided by financing activities	685,777	396,026

Increase (decrease) in cash and cash equivalents	1,530,304	(1,012,526)

Cash and cash equivalents - beginning of year	423,304	1,435,830

Cash and cash equivalents - end of year	$1,953,608	$423,304

Supplementary disclosure of cash flow information
Cash paid during the year for interest	$1,639,937	$2,485,492

Supplementary disclosures of non-cash transactions
Refinance bonds with mortgage payable	$9,000,000	$-
Basis adjustment on foreclosure	1,511,183	-

SECURED INVESTMENT RESOURCES FUND, L.P. II

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

a.

Organization – Secured Investment Resources Fund, L.P. II (the “Partnership) operates real estate investment partnerships that rent multi-family residential housing and commercial shopping center space. The Partnership consists of the following:

		State of	Year
Partnership	Location	Formation	Formed	Property

Sunwood	Las Vegas, NV	Nevada	2001	Residential
Oak Terrace	Springfield, IL	Kansas	1999	Residential
Cascade	Topeka, KS	Kansas	1999	Residential
Bayberry	Lee’s Summit, MO	California	2006	Commercial

Secured Investment Resources Fund, L.P. II, (“SIR”) represents the headquarters for the Partnership and is located in Pasadena, California. Effective March 2005, the Partnership changed general partners to Millenium Management, LLC (“General Partner”) a California limited liability company.

b.

Reorganization – Bayberry was formed March 21, 2006 for the purpose of spinning off the Bayberry real estate, and related assets and liabilities, which were previously held in the SIR limited partnership. The spin-off was made at net book value, and has no effect on the consolidated financial statements. After the spin-off, the Partnership’s relationship consisted of partnership management activities.

c.

Allocation of profits, gains and losses – Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

d.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting year. Actual results could differ from those estimates.

e.

Cash and cash equivalents – For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid cash investments purchased with an original maturity of three months or less to be cash equivalents.

f.	Restricted cash – Restricted cash consists of escrow accounts for taxes, insurance and replacement costs. These costs are expected to be incurred and paid within 12 months.
g.

Accounts receivable – The Partnership reviews their tenant accounts on a periodic basis and records a reserve for specific amounts that management feels may not be collected. In addition, the Partnership has established a general reserve for potential uncollectible accounts based on historical bad debts. Past due status is determined based upon contractual terms. Amounts are written off at the point when collection attempts on the accounts have been exhausted. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Partnership’s processes effectively address its exposure to doubtful accounts, changes in economic, industry or specific customer conditions may require adjustment to the allowance recorded by the Partnership.

h.

Property – Property is stated at cost less accumulated depreciation. The costs of repairs and maintenance that do not improve or extend asset lives are expensed as incurred. Depreciation is provided primarily by the straight-line method based upon the estimated useful lives of the related assets, which are as follows:

Buildings	30 years
Improvements	15 years
Furniture and fixtures	5 years

i.

Amortization – Loan costs are deferred and amortized using the straight-line method over the term of the loan and are stated at $286,590 and $586,116, net of accumulated amortization of $19,921 and $200,350, as of December 31, 2006 and 2005, respectively.

Aggregate amortization expense of loan costs is as follows:

2007	$41,461
2008	41,461
2009	41,461
2010	41,461
2011	41,461
Thereafter	79,285
$286,590

The Partnership recognized amortization expense of $599,537 for the year ended December 31, 2006 due to the write-off of loan costs on mortgages that were refinanced.

Prepaid commissions, included in other assets, are recorded at cost and amortized over the life of the lease and are stated at $73,187 and $88,323, net of accumulated amortization of $220,359 and $200,350, at December 31, 2006 and 2005, respectively.

Aggregate amortization expense of prepaid commissions is as follows:

2007	$21,425
2008	16,188
2009	9,488
2010	8,343
2011	6,956
Thereafter	10,778
$73,187

j.

Long-lived assets – The Partnership reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets.

During 2006, Sunwood filed for a petition for relief under Chapter 11 of the United States Bankruptcy Code as more fully described in Note 9. Management reviewed the assets held by Sunwood for impairment and determined that the fair value of the assets exceeded the claims filed with the court. Based on management’s estimates, these consolidated financial statements do not reflect an adjustment to the basis of the assets held by Sunwood at December 31, 2006. No triggering events or changes in circumstances were identified by management for the year ended December 31, 2005.

k.

Income taxes – The Partnership is taxed as a partnership for federal and state income tax purposes. Therefore, the results of operations of the Partnership are included in the individual partners’ tax returns. Accordingly, no provision for income taxes related to operations has been made for the in the accompanying consolidated financial statements.

l.

Revenue recognition – The Partnership recognizes revenue from real estate lease agreements as operating leases, and rentals from such leases are reported as revenue on a straight-line basis over the terms of the leases.

Other property income includes concessions, application fees, damage charges and late fees.

m.	Deferred revenue – Rent received in advance is reported as a liability and recognized as income in the month the rent is due.
n.

Security deposits – The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

o.

Fair value – The carrying amounts of long-term debt and other receivables approximate fair value as current interest rates approximates those currently available for similar debt instruments of comparable maturities from the Partnership’s creditors.

p.	Advertising – The Partnership expenses advertising as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $87,640 and $81,320, respectively.
q.

New accounting pronouncements – In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” This statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The implementation of this pronouncement did not have a significant impact on the consolidated financial statements in the current year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The Partnership’s management does not anticipate that this pronouncement will have a significant impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a consolidated balance sheet and consolidated statement of income approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for the Partnership in fiscal 2006 and did not have a material impact on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

2.	Notes Receivable

On March 3, 2005, the Partnership accepted a promissory note from the former general partner initially set at $2,500,000 payable over 10 years at prime plus 1%. The former general partner defaulted on the first payment and an action was filed against the former general partner and related companies. During 2005 the Partnership deemed the note and all other receivables, including accrued interest, to be uncollectible and the outstanding balance due the Partnership of $2,842,922 was written off. At the date this determination was made the Partnership discontinued accruing interest.

3.	Foreclosure

On August 1, 2006, a Full Recourse Promissory Note (the “Note”) was entered into between Secured Investment Resources Fund, L.P. (“SIR I”) and the Partnership regarding the aggregate amount of $999,656 then owed to the Partnership by SIR I.

The Note provided SIR I with the time and opportunity to try to sell its property in order to repay the Note and was due and payable on September 30, 2006, unless SIR I entered into or was negotiating a contract to sell its property.

By October 1, 2006, SIR I had done neither and had not made the required payment of principal and interest called for by the Note and had thus defaulted on the payment of both the principal and interest due on the Note. The Partnership exercised its remedies in respect to the collateral of the Note, acquiring SIR I’s 100% interest in Cascade, the limited partnership that owns Cascade Apartments. SIR I consented to this action in full satisfaction of its obligations to the Partnership.

4.	Minority Interest – Class A Limited Partners (Sunwood)

A dispute arose between Sunwood and the lender regarding the amount owed on the mortgage. Sunwood and the lender entered into a settlement agreement dated June 6, 2005 whereby Sunwood agreed to pay the lender a settlement payment of $800,000. A new class of partners, “Class A Limited Partners,” was created and the Partnership received $801,000 in June 2005 of which $401,000 was received from related parties. These funds were used as the settlement payment to the lender. The Class A Limited Partners have no voting rights and are not allocated operating income and losses of the Partnership, except an allocation of income equal to any distributions received that are not a return of capital.

The Class A Limited Partners accrue a cumulative preferred return at a rate of ten percent (10%) per annum compounded monthly on the outstanding balance. The cumulative preferred return payments are allowed if there is cash available for distributions from operations, on a quarterly basis, which is defined as net cash realized after all operating expenses, fees to General Partner, management fees, debt payments and reasonable cash reserves determined by the General Partner. The cumulative preferred return on those instruments will not be recorded until such time as it is evident Sunwood will disburse the funds.

Preferred return payments from cash available as a result of a sale or refinancing the mortgage debt are available for distributions in the following order:

1.	Accrued preferred return to Class A Limited Partners
2.	Repay the capital contributed by Class A Limited Partners.
3.	The greater of 50% of the capital contributed by Class A Limited Partners or twenty-five percent (25%) of the remaining cash available from the sale or refinancing.

5.    Mortgage Loans and Bonds Payable

Mortgage loans and bonds payable consist of the following:

	2006	2005

Mortgage payable – Sunwood, bearing interest at
7.125%, due August 2006, secured by real estate	$9,401,527	$9,539,055

Mortgage payable – Oak Terrace, interest only
payable monthly at 5.94%, due January 2012,
secured by real estate	9,000,000	-

Mortgage payable – Cascade, payable $14,855
monthly including interest, at 5.77%, due
November 2016, secured by real estate	2,537,358	-

Mortgage payable – Bayberry, payable $19,221
Monthly including interest, at 6.24%, due
September 2016, secured by real estate	3,116,585	-

Mortgage payable – SIR, payable $20,433 monthly
including interest, at 6.5%, due June 2006, secured
by real estate	-	2,393,323

Bonds payable – Oak Terrace, interest only payable
monthly at 5.94%, due January 2012, secured by
real estate	-	9,000,000

Total mortgage loans and bonds payable	$24,055,470	$20,932,378

Aggregate maturities of long-term debt are as follows:

2007	$9,466,681
2008	69,244
2009	73,590
2010	78,210
2011	83,120
Thereafter	14,284,626
$24,055,471

The mortgage payable by SIR II was transferred to Bayberry during 2006 and refinanced by Bayberry.

The mortgage payable by Sunwood matured in 2006, but Sunwood filed for bankruptcy protection, as described in Note 9.

6.	Related Party Transactions

The General Partner performs various professional services for the Partnership, primarily tax accounting, audit preparation, Securities and Exchange Commission (“SEC”) report preparation, and investor services. They were also general partner for SIR I which had the following balance due to the Partnership.

	2006	2005

Advances to affiliate	$-	$817,411

In 2005, the General Partner and certain employees of the General Partner subscribed for $401,000 of the Class A Limited Partnership interests issued by Sunwood. See Note 4.

Transactions with related parties consist of the following:

	2006	2005

Management fees	$36,911	$23,970
Investor services	6,556	-
Reimbursement costs to replace
former general partner	-	145,162

	$43,467	$169,132

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

No affiliate of the General Partner receives any compensation from the Partnership for providing management services.

The Partnership carries insurance (where applicable) for property/excess property risks, boiler and machinery risks, earthquake, and general/access liability through insurance policies obtained by Everest Properties II, LLC (“Everest”), an affiliate of the General Partner, from insurers unaffiliated with the General Partner. The Partnership paid directly to AON, an insurance broker engaged by Everest, $139,701 and $103,594 for its insurance coverage for the years ended December 31, 2006 and 2005, respectively. These payments reflect coverage for the Partnership for the periods from May 1, 2005 to April 30, 2007.

7.	Concentrations of Credit Risk

At December 31, 2006 and 2005 and at various times throughout these years, the Partnership maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit. This risk is managed by maintaining all deposits in sound financial institutions.

8.	Cash Distributions

No cash distributions have been made since October 1998. Future distributions will only be made from excess cash flow exceeding working capital reserves.

9.	Bankruptcy Protection

On September 12, 2006, Sunwood filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The filing was made as Sunwood’s mortgage matured in August 2006 with a lis pendens filed upon the property to prevent a sale or refinancing. Under Chapter 11, Sunwood will act as debtor-in-possession under court protection from their creditors and claimants, while using the Chapter 11 process to allow Sunwood to sell or refinance the real estate. Claims filed with the court are as follows:

Schedule D secured claims	$9,576,786
Schedule F unsecured claims	87,889
Total claims	$9,664,675

Management’s estimate of the fair value in the amount of $15,400,000 exceeds the total claims of $9,664,675 filed with the court. All the foregoing claims have been accrued in the consolidated financial statements.

10.	Contingencies

Environmental

Various federal, state and local laws subject property owners or operators to liability for management, and the costs of removal and remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with their properties or properties the Partnership acquires or manages in the future.

Management is not aware of any environmental liabilities.

Mold

The Partnership has not been named as a defendant in any lawsuits that have alleged personal injury and property damage as a result of the presence of mold. However, we are aware of lawsuits against owners and managers of other multi-family properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We do not have insurance coverage for property damage loss claims specifically arising from the presence of mold and for personal injury claims related to mold exposure. We believe our current policies and procedures will prevent or eliminate mold exposure from our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.

Litigation

Sunwood Village Litigation

On March 8, 2005, Mega Ventures, LLC filed Case No. A500656 in the District Court of Clark County, Nevada to enforce an alleged agreement to sell the Sunwood Village Apartments. The Partnership believes that the agreement was terminated or is otherwise not enforceable and that it is in the best interest of the Partnership not to allow a sale of Sunwood Village for the price in the disputed agreement. The outcome of this litigation cannot be predicted; however, if Mega prevails in enforcing the alleged agreement or receiving a substantial award of damages, then the Partnership may not be able to realize any significant net proceeds from a sale of the Sunwood Village Apartments after repayment of outstanding obligations. If Sunwood JV prevails, then the Partnership would expect to realize significant proceeds from a sale of Sunwood Village Apartments, if it were subsequently sold.

Litigation Against Former General Partner

On November 9, 2005, the Partnership filed Case No. 05CV08810 in the District Court of Johnson County, Kansas, alleging that the Partnership’s former general partner, James R. Hoyt, failed to make the first required payment on a promissory note Mr. Hoyt signed in order to repay $2,500,000 that he owes to the Partnership. This litigation was settled in January 2007. Pursuant to the settlement, Mr. Hoyt agreed to have judgment entered in the Partnership’s favor in the amount of $2,750,000, and to pay $100,000 to the Partnership in cash immediately. As part of the settlement, Mr. Hoyt has provided information regarding his assets and income that, if true, indicates that the Partnership is unlikely to be able to collect any significant portion of the balance of the judgment. The settlement requires Mr. Hoyt to provide documents and to testify under oath regarding his financial situation, and provides the Partnership with a year to investigate further in order to attempt to verify such information. If Mr. Hoyt misrepresented his financial condition, the Partnership will be entitled to attempt to collect the balance of the judgment. Otherwise, the judgment will be discharged at the end of such time. The general partner believes the settlement is more favorable to the Partnership than what the Partnership would likely have been able to achieve through contested litigation. The Partnership does not believe that the ultimate outcome of this litigation will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations. The entire receivable was reserved as of December 31, 2004 and written off against the reserve during 2005.

There are no other pending or outstanding litigation matters involving the Partnership or its properties, other than matters of a routine nature arising in the ordinary course of business.

Sunwood Bankruptcy

On September 12, 2006, Sunwood filed for protection under Chapter 11 of the United States Bankruptcy Code, as more fully described in Note 9. .

11.	Capital Resources

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Partnership as a going concern. However, the Partnership has incurred losses in recent years and has negative capital.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon continued operations of the Partnership, which in turn is dependent upon the Partnership’s ability to meet its financing requirements, and the success of its future operations. Management anticipates that positive operating cash flows for the year ended December 31, 2007, along with cash balances of approximately $2 million at December 31, 2006, provide the Partnership with the ability to continue as a going concern.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

(a)	Controls and Procedures

(a)        Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures had material weaknesses in that the Partnership did not have sufficient financial and human resources available and allocated to preparation of consolidated financial statements, required disclosures and reports, and independent audit requirements, resulting in an inability to make such financial statements, disclosures and reports available on a timely basis and meet public reporting deadlines. Management believes that it is remediating the foregoing weaknesses by obtaining and allocating the necessary financial and human resources, obtaining the independent audit required for this report on Form 10KSB, and engaging independent auditors on an ongoing basis.

(b)        Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.	Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. Millenium manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The names of the directors and officers of the General Partner, their ages and the nature of all positions presently held by them are set forth below.

Name	Age	Position

W. Robert Kohorst	54	President
David I. Lesser	54	Executive Vice President
Christopher K. Davis	43	Vice President and General Counsel
Peter Wilkinson	47	Vice President and Chief Financial Officer

W. Robert Kohorst. Mr. Kohorst has been the President of Everest since its founding in 1996 and of Millenium since its establishment in 1998. He is a lawyer by profession. From 1984 through 1990, Mr. Kohorst was the President of the Private Placement Group for Public Storage, Inc., a national U.S. real estate syndicator. Mr. Kohorst’s responsibilities included all structuring, marketing, investor services and accounting services for private placement syndications for Public Storage, Inc., and its affiliates. Upon leaving Public Storage, Inc. in 1990, Mr. Kohorst was the Chief Executive Officer and principal of two businesses, Tiger Shark Golf, Inc., a golf equipment manufacturer, and Masquerade International, Inc., a manufacturer of costumes. In 1991 Mr. Kohorst co-founded KH Financial, Inc., which has been engaged in the acquisition of general partner interests, real estate companies and related assets. Mr. Kohorst has been the President of KH Financial, Inc. from its inception to the present. Mr. Kohorst holds a Juris Doctor from the University of Michigan and a Bachelor of Science degree in accounting from the University of Dayton.

David I. Lesser. Mr. Lesser has been the Executive Vice President of Everest since 1996 and of Millenium since its establishment in 1998. He is a lawyer by profession. From 1979 through 1986, Mr. Lesser practiced corporate and real estate law with Kadison, Pfaelzer, Woodard, Quinn & Rossi and Johnsen, Manfredi & Thorpe, two prominent Los Angeles law firms. From 1986 through 1995, Mr. Lesser was a principal and member of Feder, Goodman & Schwartz and its predecessor firm, co-managing the firm’s corporate and real estate practice. Between 1990 and 1992, Mr. Lesser was counsel to Howard, Rice, Nemerovski, Robertson, Canady & Falk. Mr. Lesser is also a Vice President of KH Financial, Inc. Mr. Lesser holds a Juris Doctor from Columbia University and a Bachelor of Arts degree from the University of Rochester.

Christopher K. Davis. Mr. Davis is a Vice President and the General Counsel of Everest, which he joined in 1998. He has been a Vice President and the General Counsel of Millenium since its establishment in 1998. He is a lawyer by profession. From 1991 to 1995, he practiced securities and corporate law with Gibson, Dunn & Crutcher, a prominent national law firm headquartered in Los Angeles. From 1995 through 1997, he served as Senior Staff Counsel and then Director of Corporate Legal of Pinkerton’s, Inc., a worldwide provider of security, investigation and related services. At Pinkerton, Mr. Davis was responsible for directing the corporate section of the legal department. Mr. Davis holds a Juris Doctor from Harvard Law School and a Bachelor of Science degree in Business Administration from the University of California, Berkeley.

Peter J. Wilkinson. Mr. Wilkinson is a Vice President and the Chief Financial Officer of Everest, which he joined in 1996 and of Millenium since its establishment in 1998. He is an accountant by profession. From 1981 through 1987, he worked for Deloitte Haskins and Sells and Coopers and Lybrand in London and Sydney in their audit divisions, gaining significant experience in a variety of industry segments. From 1987 to 1990, he was the company secretary and controller of Gresham Partners, an Australian investment bank where, in addition to being responsible for all financial, tax and administrative matters, he was involved with analyzing leveraged buyout, property finance and business acquisitions. Mr. Wilkinson joined BankAmerica in the United States and from 1991 to 1996 held a number of positions, culminating in being the Division Finance Officer for the Corporate Trust and Mortgage and Asset Backed divisions. In this capacity, he was responsible for presentation of all financial information and financial due diligence during their divestiture. Mr. Wilkinson holds a Bachelor of Science degree from Nottingham University and is an English chartered accountant.

Mr. Kohorst is also a director of a Maxus Realty Trust, Inc., a real estate investment trust which has a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 and is subject to the reporting requirements of Sections 13 or 15(d) of such Act.

The Partnership’s General Partner is managed by Everest II and as such does not have a board of directors nor a separate audit committee; nor does Everest II. However, the executive officers of the General Partner have determined that Peter Wilkinson meets the requirement of an “audit committee financial expert” but is not independent of management of the General Partner.

The officers of the General Partner with authority over the Partnership are officers of Everest II. Additionally, all are also the officers of Everest, of which Mr. Kohorst beneficially owns, through the Kohorst Family Trust, 83.48% and Mr. Lesser owns 13.56%. Everest in turn owns 85% of Everest II. Neither the Partnership, Everest nor Everest II has adopted a code of ethics that applies to such officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Messrs. Kohorst, Lesser, Davis and Wilkinson each failed to file a report on Form 3 on a timely basis when Millenium became the general partner of the partnership in March 2005.

Millenium failed to file a Form 3 on June 28, 2005, when, pursuant to a registered tender offer, Millenium had acquired more than 10% of the outstanding units of the Partnership. Since such date, Millenium has failed to file reports on Form 4 for forty-one purchase transactions for which reports were required.

Item 10.	Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.           Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 2006, no person or group was known to Millenium to own of record or beneficially more than five percent of the Units of the Partnership:

Entity	Number of Units	Percentage

Millenium Management, LLC	18,628	34.7%

Everest Properties II, LLC	226	*%
(an affiliate of Millenium)

* Less than 1%.

Everest II owns 99% of Millenium. Everest II’s business address is 199 S. Los Robles Avenue, Suite 200, Pasadena, California 91101.

(b)	Beneficial Owners of Management

Millenium is the beneficial owner of 18,628 Units of the Partnership. Everest II is the beneficial owner of 226 Units of the Partnership. None of the officers or associates of Millenium or Everest II own any Units of the Partnership of record or beneficially. Neither Millenium nor Everest II has any directors.

(c)	Changes in Control

Beneficial Owners of Millenium

As of December 31, 2006, the following persons or entities were known to Millenium to be the beneficial owners of (or the affiliates of owners of) more than five percent (5%) of its partnership interests:

Percent
Name and Address	Of Total
Everest Properties II, LLC	99.0%
199 S. Los Robles Avenue, Suite 200 Pasadena, California 91101

Everest Properties, LLC	1.0%
199 S. Los Robles Avenue, Suite 200
Pasadena, California 91101
(Affiliate of Everest Properties II, LLC)

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and for reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

In accordance with the terms of the solicitation that was made to, and passed by a majority of, limited partners of the Partnership to remove the prior general partner, the Partnership reimbursed affiliates of the current general partner the costs of making that solicitation. The cost of such solicitation and the amount paid for such solicitation by the Partnership in calendar 2005 was approximately $145,000.

Affiliates of the General Partner charged the Partnership for reimbursement of investor services expenses amounting to approximately $7,000 and $0 and management services amounting to approximately $37,000 and $24,000 for the years ended December 31, 2006 and 2005, respectively. These reimbursements are included in general and administrative expenses.

Both the General Partner and its affiliate owned Units in the Partnership representing 35.14% of the outstanding Units at December 31, 2006. A number of these Units were generally acquired pursuant to tender offers made by the General Partner or its affiliate. It is possible that the General Partner or its affiliates will acquire additional Units, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner may have a conflict of interest because of its significant ownership interest in the Units.

Neither the Registrant, the General Partner nor the General Partner’s managing company have directors. The executive officers of the General Partner and the General Partner’s managing company are the same and therefore they do not act in an independent capacity as would qualify them as independent under the independence standards established for New York Stock Exchange listed companies.

Item 13.	Exhibits

See Exhibit Index.

Item 14.	Principal Accounting Fees and Services

The General Partner has reappointed Moore Stephens Frost as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Moore Stephens Frost for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $14,000 and $14,000 for 2006 and 2005, respectively. The General Partner has reappointed GSK Financial (which is owned by Garry S. Kohorst, the brother of W. Robert Kohorst) to provide tax services for 2007, the aggregate fees billed for services rendered to the Partnership by GSK Financial for 2006 and 2005 are described below:

Tax Fees. Fees for tax services totaled approximately $7,000 and $13,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED INVESTMENT RESOURCES FUND, L.P. II

By: Millenium Management, LLC
General Partner

By: /s/W. Robert Kohorst
W. Robert Kohorst
President

Date: September 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David I. Lesser	Executive	Date: September 13, 2007
David I. Lesser	Vice President

/s/Christopher K. Davis	General Counsel and	Date: September 13, 2007
Christopher K. Davis	Vice President

/s/Peter Wilkinson	Chief Financial Officer and	Date: September 13, 2007
Peter Wilkinson	Vice President

SECURED INVESTMENT RESOURCES FUND, L.P. II

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Agreement of Limited Partnership. (Previously filed on September 25, 1986 in the Prospectus as part of Amendment #1 to Registration Statement and incorporated herein by reference.)

3.2

Second Amendment to Restated Certificate and Agreement of Limited Partnership. (Previously filed as an Exhibit to the Supplement Prospectus dated August 13, 1987 as part of Post-effective Amendment No. 4 to the Registration Statement on Form S-11 [file No. 33-7302] and incorporated herein by reference.)

3.3

Certificate of Limited Partnership. (Previously filed on July 17, 1986 as an Exhibit to the Registration Statement on Form S-11 [file no. 33-7302] such Exhibit and Registration Statement incorporated herein by reference.)

3.4	Everest Bayberry, LP Limited Partnership Agreement dated March 21, 2006.
3.5	Agreement of Limited Partnership of Cascade Joint Venture, L.P. dated February 24, 1999.
3.6	Everest Hickory Glen, LP Amended and Restated Agreement of Limited Partnership dated December 6, 2006
3.7

Amended Agreement of Limited Partnership of Sunwood Village Joint Venture, Limited Partnership dated August 9, 2001 by and between Sunwood Village, Inc., as General Partner, and Secured Investment Resources Fund, L.P. II, as Limited Partner

3.8

Amendment dated June 6, 2005 to Amended Agreement of Limited Partnership of Sunwood Village Joint Venture, Limited Partnership by and among Millenium Management, LLC, Secured Investment Resources Fund, L.P. II, Keith A. Kohorst, David I. Lesser and Continental American Properties, Ltd.

10.1

Property Management Agreement between the Partnership and The Hoyt Group Limited Partnership. (Previously filed on July 17, 1986 as an Exhibit to the Registration Statement on Form S-11 [file no. 33-7302] such Exhibit and Registration Statement incorporated herein by reference.)

10.2

Escrow Agreement between the Partnership and The Mission Bank. (Previously filed on September 25, 1986 as an Exhibit to Amendment #1 to the Registration Statement of Form S-11 such Exhibit and Registration Statement incorporated herein by reference.)

10.3

Administrative Services Agreement between Secured Investment Resources II, Inc. and the Partnership. (Previously filed on July 17, 1986 as an Exhibit to the Registration Statement on Form S-11 [file no. 33-7302] such Exhibit and Registration Statement incorporated herein by reference.)

10.4	Real Estate Contract of Sale and Exhibit for Sunwood Apartments. (Previously filed as an exhibit to Form 8-K dated June 2, 1987 and incorporated herein by reference.)
10.5

Deed of Trust, Promissory Note and Exhibits for Sunwood Apartments. (Previously filed as an exhibit to Registration Statement on Form S-11 [file No. 33-7302] dated August 13, 1987 and incorporated herein by reference.)

10.6	Real Estate Contract of Sale and Exhibits for Bayberry Crossing Shopping Center. (Previously filed as an exhibit to Form 8-K dated June 5, 1987 and incorporated herein by reference.)
10.7

Deed of Trust, Promissory Note and Exhibits for Bayberry Crossing Shopping Center. (Previously filed as an exhibit to Registration Statement on Form S-11 [file No. 33-7302] dated August 13, 1987 and incorporated herein by reference.)

10.8

Real Estate Purchase Agreement and Exhibits for Country Club Place Shopping Center. (Previously filed as an exhibit to Registration Statement on Form S-11 [file No. 33-7302] dated August 13, 1987 and incorporated herein by reference.)

10.9

Deed of Trust, Promissory Note and Exhibits for Country Club Place Shopping Center. (Previously filed as an exhibit to Registration Statement on Form S-11 [file No. 33-7302] dated August 13, 1987 and incorporated herein by reference.)

10.10	Real Estate Purchase Agreement and Exhibits for In The Pines Apartments. (Previously filed as an Exhibit to Form 8-K dated January 13, 1988 and incorporated herein by reference.)
10.11	Deed of Trust, Promissory Note and Exhibits for In The Pines Apartments. (Previously filed as an Exhibit to Form 8-K dated January 13, 1988 and incorporated herein by reference.)
10.12	Asset Purchase Agreement and Exhibits for Oak Terrace Active Retirement Community. (Previously filed as an Exhibit to Form 8-K dated September 14, 1988 and incorporated herein by reference.)
10.13	Asset Purchase Agreement and Exhibits for Oak Terrace Health Care Center. (Previously filed as an Exhibit to Form 8-K dated September 14, 1988 and incorporated herein by reference.)
10.14	Lease for Oak Terrace Health Care Center. (Previously filed as an Exhibit to Form 8-K dated September 14, 1988 and incorporated herein by reference.)
10.15	Loan Agreement for Bond Financing on Oak Terrace Active Retirement Community. (Previously filed as an Exhibit to Form 8-K dated September 14, 1988 and incorporated herein by reference.)
10.16	Real Estate Contract of Sale and Exhibits for Forest Park Shopping Center. (Previously filed as an Exhibit to Form 8-K dated December 7, 1988 and incorporated herein by reference.)

10.17	Real Estate Contract of Sale and Exhibits for Thomasbrook Apartments. (Previously filed as an Exhibit to Form 10-K dated March 30, 1989 and incorporated herein by reference.)
10.18	Loan Assumption Documents for Thomasbrook Apartments. (Previously filed as an Exhibit to Form 8-K dated December 4, 1989 and incorporated herein by reference.)
10.19	Property Management Agreement (Bayberry Crossing) dated March 15, 2005 between Secured Investment Resources Fund, L.P. II and Winbury Realty of K.C., Inc.
10.20	Exclusive Right to Lease Agreement (Missouri) by and between Secured Investment Resources Fund, L.P. II and Winbury Realty of K.C., Inc.
10.21	Assignment of Agreements, Permits and Contracts dated August __, 2006, by Everest Bayberry, LP to Lehman Brothers Bank, FSB
10.22	Assignment of Leases dated August __, 2006 by Secured Investment Resources Fund, L.P. to Everest Bayberry, LP
10.23	Assignment of Leases and Rents dated August __, 2006 by Everest Bayberry, LP to Lehman Brothers Bank, FSB
10.24	Assignment of Management Agreement and Exclusive Right to Lease Agreement dated April __, 2006 by and among Secured Investment Resources Fund, L.P. and Everest Bayberry, LP
10.25

Assignment of Management Agreement and Subordination of Management Fees dated August __, 2006 by Everest Bayberry, LP to Lehman Brothers Bank, FSB and acknowledged and consented to by Winbury Realty of K.C., Inc.

10.26	Bill of Sale dated August __, 2006 form Secured Investment Resources Fund, L.P. II to Everest Bayberry, LP
10.27	Deed of Trust and Security Agreement dated August __, 2006 by Everest Bayberry, LP (Trustor) to Walter C. Whisler (Trustee) for the benefit of Lehman Brothers Bank, FSB, as Beneficiary (Lender).
10.28	Environmental Indemnity Agreement dated August __, 2006 by Everest Bayberry, LP to Lehman Brothers Bank, FSB.
10.29	Promissory Note in the amount of $3,125,000 dated August __, 2006 from Everest Bayberry, LP to Lehman Brothers Bank, FSB.
10.30	Property Management Agreement dated as of March 14, 2005 by and between Cascade Joint Venture, L.P. and Maxus Properties, Inc.
10.31	Cascade Joint Venture, L.P. Assignment of Partnership Interest dated October 3, 2006 by and between Secured Investment Resources Fund, L.P. and Secured Investment Resources Fund, L.P. II.

10.32	Guaranty (Multistate) dated October 4, 2006 by and between NorthMarq Capital, Inc. (Lender), Cascade Joint Venture, L.P. (Borrower) and Maxus Properties, Inc. (Agent).
10.33	Multifamily Mortgage, Assignment of Rents and Security Agreement dated October 4, 2006 between Cascade Joint Venture, L.P. (Borrower) and NorthMarq Capital, Inc. (Lender).
10.34

Multifamily Note (Multistate Fixed to Float) in the amount of $2,540,000 dated October 4, 2006 between Cascade Joint Venture, L.P. as Borrower and NorthMarq Capital, Inc. as Lender, with Exhibit A “Modification to Multifamily Note” dated October 30, 2006

10.35	Exhibit A dated October 30, 2006 to Multifamily Note (Cascade)
10.36

Assignment of Security Instrument dated and effective October 4, 2006 with NorthMarq Capital, Inc. as Assignor and Federal Home Loan Mortgage Corporation as Assignee, assigning a Security Instrument dated October 4, 2006 and entered into by Cascade Joint Venture, L.P. for the benefit of NorthMarq Capital, Inc.

10.37	Management Fee Subordination Agreement dated October 4, 2006 by and between NorthMarq Capital, Inc (Lender), Cascade Joint Venture, L.P. and Maxus Properties, Inc. (Agent).
10.38	Property Management Agreement dated as of July 16, 2006 by and between Oak Terrace Joint Venture, L.P. and Grace Management, Inc.
10.39	Assignment of Leases and Rents dated December __, 2006 by Everest Hickory Glen, LP (Borrower), as Assignor, and Lehman Brothers bank, FSB (Lender, as Assignee.
10.40	Mortgage and Security Agreement made as of December __-, 2006 by Everest Hickory Glen, LP, as Mortgagor, to Lehman Brothers Bank, FSB, as Mortgagee
10.41	Environment Indemnity Agreement dated ______, 20__ by Everest Hickory Glen, LP, as Borrower, Secured Investment Resources Fund, L.P. II, as Principal, and Lehman Brothers bank, FSB, as Indemnitee.
10.42

Guaranty of Recourse Obligations of Borrower dated ______, 20__ with Secured Investment Resources Fund, L.P. II, as Guarantor guaranteeing the obligations of Everest Hickory Glen, LP as Borrower, under a $9,000,000 Note.

10.43	Oak Terrace Active Retirement Community Food Service Proposal (Contract) between Arena Food Service and Oak Terrace.
10.44	Promissory Note in the amount of $9,000,000 dated _____, 20__ from Everest Hickory Glen, LP to Lehman Brothers Bank, FSB.
10.45

Termination Agreement (Oak Terrace Joint Venture, L.P. Project) dated December 29, 2006 by and among Everest Hickory Glen, LP (formerly known as Oak Terrace Joint Venture, L.P.); Secured Investment Resources Fund, L.P. II; Credit Suisse (formerly Credit Suisse First Boston); and Creditre Mortgage Capital, L.L.C.

35

10.46

Change in Terms Agreement dated December 10, 2005 for a Loan dated November 11, 1996 in the amount of $2,628,691.32 with Secured Investment Resources Fund, L.P. II as Borrower and Bank of the West as Lender.

10.47	Amendment to Promissory Note dated September _, 2001 by Sunwood Village Joint Venture, Limited Partnership, as Maker, and First Union National Bank, as Lender.
10.48	Assignment of Leases and Rents dated August 1, 2001 between Sunwood Village Joint Venture, Limited Partnership, as Assignor, and First Union National Bank, as Assignee.
10.49

Deed of Trust and Security Agreement dated August 1, 2001 from Sunwood Village Joint Venture, Limited Partnership, as Guarantor, to United Title of Nevada, as Trustee, for the benefit of First Union National Bank.

10.50

Allonge dated April 23, 2007 to the Promissory Note dated August 1, 2001 in the principal amount of $10,080,000, made by Sunwood Village Joint Venture, Limited Partnership, a Nevada limited partnership, and payable to First Union National Bank, such Allonge payable to the order of East West Bank.

10.51	Collateral Assignment of Deed of Trust dated April 23, 2007 with Everest Properties II, LLC, as Assignor, and East West Bank, as Assignee.
10.52	Guaranty dated April 23, 2007, by W. Robert Kohorst, as Guarantor, in favor of East West Bank, a California, as Lender.
10.53	Promissory Note in the amount of $9,000,000 dated April 23, 2007 from Everest Properties II, LLC, as Maker, to East West Bank, as Payee.
10.54	Security Agreement dated April 23, 2007 by Everest Properties II, LLC, as Debtor, for the benefit of East West Bank.
10.55

Allonge dated April 23, 2007 to the Promissory Note dated August 1, 2001 in the principal amount of $10,080,000, made by Sunwood Village Joint Venture, Limited Partnership, a Nevada limited partnership, and payable to First Union National Bank, such Allonge payable to the order of Everest Properties II, LLC.

10.56

Assignment of Deed of Trust and Security Agreement and Assignment of Leases and Rents made and entered into April 23, 2007, by Wells Fargo Bank, N.A., successor by merger to Wells Fargo Bank Minnesota, N.A., as Trustee for the Registered Holders of First Union National Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificate, Series 2001-C4, as Assignor, in favor of Everest Properties II, LLC.

10.57

Omnibus Assignment dated April 23, 2007 by Wells Fargo Bank, N.A., successor by merger to Wells Fargo Bank Minnesota, N.A., as Trustee for the Registered Holders of First Union National Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificate, Series 2001-C4, as Assignor, to Everest Properties II, LLC, as Assignee.

10.58	Management Agreement dated July 1, 1996 between Sunwood Village joint Village, L.P., as Owner, and SPECS, Inc., as Manager.
10.59

Escrow Agreement dated April 23, 2007 between Everest Properties II, LLC, East West Bank, and Wells Fargo Bank, N.A., successor by merger to Wells Fargo Bank Minnesota, N.A., as Trustee for the Registered Holders of First Union National Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificate, Series 2001-C4, as Assignor.

10.60	Hazardous Substances Indemnity Agreement dated August 1, 2001 by Sunwood Village Joint Venture, Limited Partnership and Sunwood Village, Inc. in favor of First Union National Bank.
10.61	Indemnity and Guaranty Agreement dated August 1, 2001 by Sunwood Village, Inc. in favor of First Union National Bank.
10.62	Promissory Note in the amount of $10,800,000 dated August 1, 2001 from Sunwood Village Joint Venture, Limited Partnership, as Maker, to First Union National Bank, as Payee.
10.63	Property Management Agreement (Sunwood Village) dated March 11, 2005 between Sunwood Village Joint Venture, Limited Partnership, as Owner, and ConAm Management Corporation, as Manager.
10.64

Property Management Agreement (Sunwood Village Chapter 11 Debtor In Possession) dated September 12, 2006 between Sunwood Village Joint Venture, Limited Partnership, as Debtor and Debtor In Possession, and ConAm Management Corporation, as Manager.

31.1	Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

CERTIFICATION

I, W. Robert Kohorst, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Secured Investment Resources Fund, L.P. II;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  September 13, 2007

/s/W. Robert Kohorst

W. Robert Kohorst

President of Millenium Management, LLC, equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Peter Wilkinson, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Secured Investment Resources Fund, L.P. II;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:  September 13, 2007

/s/Peter Wilkinson

Peter Wilkinson

Vice President of Millenium Management, LLC, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Secured Investment Resources Fund, L.P. II (the “Partnership”), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), W. Robert Kohorst, as the equivalent of the chief executive officer of the Partnership, and Peter Wilkinson, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/W. Robert Kohorst
Name: W. Robert Kohorst
Date: September 13, 2007

/s/Peter Wilkinson
Name: Peter Wilkinson
Date: September 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

