Form 10QSB
period 2007-03-31
SECURED INVESTMENT RESOURCES FUND LP II
filed 2007-10-26
CIK 797331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:   March 31, 2007

|  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number:  000-14542

SECURED INVESTMENT RESOURCES FUND, L.P. II
(Exact name of small business issuer as specified in its charter)

Delaware	48-0979566
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

199 S. Los Robles Ave., Suite 200, Pasadena, California 91101
(Address of principal executive offices)

(626)585-5920
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

Yes | |	No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |  |                 No |X|

State the number of units outstanding of the Partnership’s sole class of limited partner units as of March 31, 2007: 48,499.

Transitional Small Business Disclosure Format (check one): Yes | |	No |X|

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Investment property
Land	$2,868,921	$2,868,921
Building and improvements	29,181,333	29,078,880
	32,050,254	31,947,801
Less accumulated depreciation	(17,660,835)	(17,402,885)
Total investment property, net	14,389,419	14,544,916
Cash and cash equivalents	1,727,100	1,953,608
Restricted escrows and reserves	765,294	784,907
Accounts receivable, net of allowance for doubtful	24,880	11,239
accounts of $47,458 in 2007 and $65,295 in 2006
Prepaid expenses	54,350	234,019
Debt financing costs, net	275,884	286,590
Other assets, net	104,111	96,691
Total assets	$17,341,038	$17,911,970

Liabilities and Partners’ Capital (Deficit)
Liabilities
Mortgage loans payable	$23,982,437	$24,055,470
Accounts payable	141,642	123,130
Deferred revenue	52,394	55,238
Accrued interest	336,651	296,994
Accrued real estate taxes	251,097	174,489
Accrued other expense	418,802	439,967
Tenant security deposits payable	158,170	166,578
Total liabilities	25,341,193	25,311,866

Minority Interest – Class A Limited Partners	801,000	801,000
Partners’ capital (deficit)
General Partner	(72,614)	(71,773)
Limited Partners	(8,728,541)	(8,129,123)
Total partners’ capital (deficit)	(8,801,155)	(8,200,896)
Total liabilities and partners’ capital (deficit)	$17,341,038	$17,911,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended
	March 31, 2007	March 31, 2006

Revenue
Rent	$1,514,833	$1,263,544
Other property income	87,426	84,871
Interest	265	99,696
Total revenue	1,602,524	1,448,111

Expenses
Salaries	194,444	175,523
Maintenance and repairs	69,376	43,172
Utilities	110,482	113,933
Real estate taxes	111,076	103,836
General administrative	296,678	157,958
Contract services	180,025	151,020
Insurance	36,841	25,690
Depreciation and amortization	273,324	231,110
Property management fees	57,687	37,356
Total expenses	1,329,933	1,039,598

Net operating income (loss)	272,591	408,513

Other (income) expense
Interest expense	456,650	332,429
Recovery of note receivable	(100,000)	-
Total other expense	356,650	332,429

Net profit (loss)	$(84,059)	$76,084
Weighted average net profit (loss) per unit	$(1.60)	$1.42
Partnership units outstanding	48,499	53,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Changes in Partner’s Capital (Deficit)

For the Three Months Ended March 31, 2007

(Unaudited)

	General Partner	Limited Partners	Total

Balance – January 1, 2007	$(71,773)	$(8,129,123)	$(8,200,896)

Net loss	(841)	(83,218)	(84,059)

Redemption of Limited Partner’s interest	-	(516,200)	(516,200)

Balance – March 31, 2007	$(72,614)	$(8,728,541)	$(8,801,155)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended
	March 31, 2007	March 31, 2006

Cash flows from operating activities
Net income (loss)	$(84,059)	$76,084
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities
Depreciation and amortization	273,324	231,110
Write-off of accounts receivable	17,837	34,857
Changes in accounts affecting operations
Accounts receivable	(31,478)	(94,720)
Prepaid expenses	179,669	26,062
Accounts payable	18,512	(39,886)
Deferred revenue	(2,844)	30
Accrued interest	39,657	(20,590)
Real estate taxes payable	76,608	102,507
Accrued other expense	(21,165)	(24,622)
Security deposit liability	(8,408)	(7,626)
Net cash provided by operating activities	457,653	283,206

Cash flows from investing activities
Changes in investments and other assets	(12,088)	(4,710)
Purchases of property, plant and equipment	(102,453)	(23,874)
Net cash used by investing activities	(114,541)	(28,584)

Cash flows from financing activities
Changes in restricted cash	19,613	(177,530)
Redemption of Limited Partner’s interest	(516,200)	-
Principal repayments on mortgage loans payable	(73,033)	(63,175)
Payments for loan costs	-	(27,000)
Net cash used by financing activities	(569,620)	(267,705)

Increase (decrease) in cash and cash equivalents	(226,508)	(13,083)

Cash and cash equivalents – beginning of period	1,953,608	423,304

Cash and cash equivalents – end of period	1,727,100	410,221

Supplementary disclosure of cash flow information
Cash paid during the period for interest	$440,276	$353,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

Secured Investment Resources Fund, L.P. II (the “Partnership” or “Registrant”) was organized on July 1, 1986 as a limited partnership under the Delaware Uniform Limited Partnership Act. The Partnership is governed by an Amended and Restated Agreement of Limited Partnership dated September 25, 1986. Millenium Management, LLC (“Millenium”), a California limited liability corporation, is the sole general partner (the “General Partner”) of the Partnership having taken over the management of the Partnership from a receiver, in March 2005. Any information contained in the 10QSB for dates prior to March 2005 is based solely on records received from the prior general partner and prior receiver and may not have been capable of independent verification by the General Partner, although the General Partner is not aware of any material inaccuracy in such information. Millenium’s ownership consists of two California limited liability companies, Everest Properties II, LLC (“Everest II”) and Everest Properties, LLC (“Everest”). Everest II owns 99.0% of Millenium and Everest owns 1.0% of Millenium. Millenium, Everest II and Everest have the same executive officers. Millenium and Everest II are also limited partners of the Partnership. The Partnership Agreement provides that the Partnership is to terminate on September 25, 2046 unless terminated prior to such date.

On September 26, 1986, the Partnership commenced a public offering for the sale of units (the “Units”). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 34, 1988, with 53,661 Units sold at $500 each, or gross proceeds of $26,830,500 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made. The results for the three-month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire year.

The form and content of the financial information disclosed in this Form 10-QSB has been presented in a condensed format in accordance with Rule 10-01(a)(2),(3), and (4) of the Exchange Act. Refer to the notes to the financial statements of the Partnership for the year ended December 31, 2006 which are contained in the Partnership’s Annual Report on Form 10-KSB for additional details of the Partnership’s financial condition.

2.	Summary of Significant Accounting Policies

a.

Organization – Secured Investment Resources Fund, L.P II (the “Partnership) operates real estate investments renting multi-family residential housing and commercial shopping center space. The Partnership consists of the following:

		State of	Year
Partnership	Location	Formation	Formed	Property

Sunwood	Las Vegas, NV	Nevada	2001	Residential
Hickory Glen	Springfield, IL	Kansas	1999	Residential
(formerly named Oak Terrace)
Cascade	Topeka, KS	Kansas	1999	Residential
Bayberry	Lee’s Summit, MO	California	2006	Commercial

Secured Investment Resources Fund, L.P. II (“SIR”), represents the headquarters for the Partnership and is located in Pasadena, California. Effective March 2005, the Partnership changed general partners to Millenium Management, LLC (“General Partner”) a California limited liability company.

b.

Reorganization –Bayberry was formed March 21, 2006 for the purpose of spinning off the Bayberry real estate, and related assets and liabilities, which was previously held in the SIR limited partnership. The spin-off was made at net book value, and has no effect on the consolidated financial statements. After the spin-off, the Partnership’s relationship consisted of partnership management activities.

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

i.

Amortization – Loan costs are deferred and amortized using the straight-line method over the term of the loan and are stated at $275,884 and $286,590, net of accumulated amortization of $16,023 and $19,921, as of March 31, 2007 and December 31, 2006, respectively.

Aggregate amortization expense of loan costs is as follows:

2007	$30,755
2008	41,461
2009	41,461
2010	41,461
2011	41,461
3 months to March 2012	3,635
Thereafter	75,650
$275,884

Prepaid commissions, included in other assets, are recorded at cost and amortized over the life of the lease and are stated at $80,607 and $86,165, net of accumulated amortization of $225,029 and $199,617, at March 31, 2007 and 2006, respectively.

Aggregate amortization expense of prepaid commissions is as follows:

2007	$20,611
2008	19,797
2009	13,024
2010	9,602
2011	8,142
3 months to March 2012	1,356
Thereafter	8,075

$80,607

j.

Long-lived assets – The Partnership reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. During 2006, Sunwood filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Management reviewed the assets held by Sunwood for impairment and determined the fair value of the assets exceed the claims filed with the court. Based on management’s estimates, these consolidated financial statements do not reflect an adjustment to the basis of the assets held by Sunwood at March 31, 2007. No triggering events or changes in circumstances were identified by management for the three months ended March 31, 2007 or 2006.

k.

Income taxes – The Partnership is taxed as a partnership for federal and state income tax purposes. Therefore, the results of operations of the Partnership are included in the individual partners’ tax returns. Accordingly, no provision for income taxes related to operations has been made for the in the accompanying consolidated financial statements.

l.

Revenue recognition – The Partnership recognize revenue from real estate lease agreements as operating leases, and rentals from such leases are reported as revenue on a straight-line basis over the terms of the leases.

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

p.	Advertising – The Partnership expenses advertising as incurred. Advertising expense for the three months ended March 31, 2007 and 2006 was $34,440 and $9,130, respectively.

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

3.	Notes Receivable

On March 3, 2005, the Partnership accepted a promissory note from the former general partner initially set at $2,500,000 payable over ten years at prime plus 1%. The former general partner defaulted on the first payment and an action was filed against the general partner and related companies. During 2005 the Partnership deemed the note and all other receivables, including accrued interest, to be uncollectible and the outstanding balance due the Partnership of $2,842,922 was written off. In February of 2007 a settlement was reached with the former general partner whereby the Partnership received a $100,000 payment on the note. See Note 11.

4.	Foreclosure

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

5.	Minority Interest - Class A Limited Partners (Sunwood)

A dispute arose between Sunwood and the lender regarding the amount owed on the mortgage. Sunwood and the lender entered into a settlement agreement dated June 6, 2005 whereby Sunwood agreed to pay the lender a settlement payment of $800,000. A new class of partners “Class A Limited Partners” was created and the Partnership received $801,000 in June 2005 of which $401,000 was received from related parties. These funds were used as the settlement payment to the lender. The Class A Limited Partners have no voting rights and are not allocated operating income and losses of the Partnership, except an allocation of income equal to any distributions received that are not a return of capital.

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

Preferred return payments from cash available as a result of a sale or refinancing the mortgage debt are available for distributions in the following order:

1.	Accrued preferred return to Class A Limited Partners.
2.	Repay the capital contributed by Class A Limited Partners.
3.	The greater of 50% of the capital contributed by Class A Limited Partners or twenty-five percent (25%) of the remaining cash available from the sale or refinancing.

6.	Mortgage Loans and Bonds Payable

Mortgage loans and bonds payable consist of the following:

	March, 31 2007	December, 31 2006
Mortgage payable – Sunwood, bearing interest at 7.125%, due August 2006, secured by real estate	$9,345,570	$9,401,527

Mortgage payable – Hickory Glen, interest only payable monthly at 5.94%, due January 2012, secured by real estate	9,000,000	9,000,000
Mortgage payable – Cascade, payable $14,855 monthly including interest, at 5.77%, due November 2016, secured by real estate	2,529,363	2,537,358
Mortgage payable – Bayberry, payable $19,221 monthly including interest, at 6.24%, due September 2016, secured by real estate	3,107,507	3,116,585
Total Mortgage loans and bonds payable	$23,982,437	$24,055,470

Aggregate maturities of long-term debt are as follows:

2007	$9,393,631
2008	69,244
2009	73,590
2010	78,210
2011	83,210
3 months to March 2012	9,020,014
Thereafter	5,264,629

$23,982,437

The mortgage payable by SIR was transferred to Bayberry during 2006, and refinanced by Bayberry.

The mortgage payable by Sunwood matured in 2006, but the Partnership filed for bankruptcy protection, as described in Note 10.

7.	Related Party Transactions

The General Partner performs various professional services for the Partnership, primarily tax accounting, audit preparation, Securities and Exchange Commission (“SEC”) report preparation, and investor services.

In 2005, the General Partner and certain employees of the General Partner subscribed for $401,000 of the Class A Limited Partnership interests issued by Sunwood. See Note 5.

Transactions with related parties consist of the following for the three months ended March 31:

	2007	2006

Management fees	$27,000	$6,556
	$27,000	$6,556

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

8.	Concentrations of Credit Risk

At March 31, 2007 and 2006 and at various times throughout these years, the Partnership maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit. This risk is managed by maintaining all deposits in sound financial institutions.

9.	Cash Distributions

No cash distributions have been made since October 1998. Future distributions will only be made from excess cash flow exceeding working capital reserves.

10.	Bankruptcy Protection

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

Schedule D secured claims	$9,656,590
Schedule F unsecured claims	128,618
Total claims	$9,785,208

Management’s estimate of the fair value in the amount of $15,400,000 exceeds the total claims of $9,664,675 filed with the court. All the foregoing claims have been accrued in the consolidated financial statements.

11.	Contingencies

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

Litigation

Sunwood Village Litigation

On March 8, 2005, Mega Ventures, LLC filed Case No. A500656 in the District Court of Clark County, Nevada to enforce an alleged agreement to sell the Sunwood Village Apartments. The Partnership believed that the agreement was terminated or was otherwise not enforceable and that it was in the best interest of the Partnership not to allow a sale of Sunwood Village for the price in the disputed agreement. This litigation was removed to the United States Bankruptcy Court, District of Nevada, Case No. BK-S-06-12463-BAM; Adv. No. 06-1194-BAM. After the first phase of the trial, the Court ruled on October 15, 2007, that Sunwood Village breached the agreement with Mega Ventures by failing to sell the Sunwood Village Apartments to Mega Ventures, and the Court scheduled the remedies phase of the trial for March 2008, in order for the Court to determine Mega’s damages or to award Mega the remedy of specific performance of the agreement. The outcome of this litigation cannot be predicted. If Mega prevails in specifically enforcing the alleged agreement or receives a substantial award of damages, then the Partnership may not be able to realize any significant net proceeds from a sale of the Sunwood Village Apartments after repayment of outstanding obligations.

Litigation Against Former General Partner

On November 9, 2005, the Partnership filed Case No. 05CV08810 in the District Court of Johnson County, Kansas, alleging that the Partnership’s former general partner, James R. Hoyt, failed to make the first required payment on a promissory note Mr. Hoyt signed in order to repay $2,500,000 that he owes to the Partnership. This litigation was settled in January 2007. Pursuant to the settlement, Mr. Hoyt agreed to have judgment entered in the Partnership’s favor in the amount of $2,750,000, and to pay $100,000 to the Partnership in cash immediately. As part of the settlement, Mr. Hoyt has provided information regarding his assets and income that, if true, indicates that the Partnership is unlikely to be able to collect any significant portion of the balance of the judgment. The settlement requires Mr. Hoyt to provide documents and to testify under oath regarding his financial situation, and provides the Partnership with a year to investigate further in order to attempt to verify such information. If Mr. Hoyt misrepresented his financial condition, the Partnership will be entitled to attempt to collect the balance of the judgment. Otherwise, the judgment will be discharged at the end of such time. The general partner believes the settlement is more favorable to the Partnership than what the Partnership would likely have been able to achieve through contested litigation. The entire receivable was previously written off.

There are no other pending or outstanding litigation matters involving the Partnership or its properties, other than matters of a routine nature arising in the ordinary course of business.

Sunwood Bankruptcy

On September 12, 2006, Sunwood filed for protection under Chapter 11 of the United States Bankruptcy Code, as more fully described in Note 10.

12.	Capital Resources

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Partnership as a going concern. However, the Partnership has incurred losses in recent years and has negative capital.

In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Partnership, which in turn is dependent upon the Partnership’s ability to meet its financing requirements, and the success of its future operations. Management believes that actions to cut costs and increase occupancy will continue to reduce operating losses. Additionally, positive operating cash flows for the three months ended March 31, 2007 and cash balances of $1.7 million at March 31, 2007 provide the Partnership the opportunity to continue as a going concern.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Section includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-QSB regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the ability to retain tenants, (ii) general economic, business, market and social conditions, (iii) trends in the real estate investment market, (iv) projected leasing and sales, (v) competition, (vi) inflation and (vii) future prospects for the Partnership. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Form 10-QSB, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases.

Investment Property Useful Lives

The Partnership is required to make subjective assessments as to the useful lives of its properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Partnership’s net income.

Buildings and improvements are depreciated over their estimated useful lives of 27.5 to 40 years on a straight-line basis. Land improvements are depreciated over their useful lives of 15 to 20 years on a straight-line basis. Personal property is depreciated over its estimated useful life of 5 to 15 years using the straight-line method.

Capital Expenditures

For reporting purposes, the Partnership capitalizes all carpet, flooring, blinds, appliance and HVAC replacements. The Partnership expenses all other expenditures that total less than $10,000. Expenditures and costs related to contracts that are equal to or greater than $10,000 are evaluated individually for capitalization. Repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized.

Classification of Properties

The Partnership is required to make subjective assessments as to whether a property should be classified as “Held for Sale” under the provisions of SFAS 144. SFAS 144 contains certain criteria that must be met in order for a property to be classified as held for sale, including: management commits to a plan to sell the asset; the asset is available for immediate sale in its present condition; an active program to locate a buyer has been initiated; the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a sale within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Impairment of Investment Property Values

The Partnership is required to make subjective assessments as to whether there are impairments in the value of its investment properties. Management’s estimates of impairment in the value of investment properties have a direct impact on the Partnership’s net income.

The Partnership follows the provisions of SFAS No. 144. The Partnership assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that impairment may exist include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of a property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its properties based on projected undiscounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Partnership.

Real Estate Acquisitions

Upon acquisitions of real estate properties, management makes subjective estimates of the fair value of acquired tangible assets (consisting of land, land improvements, building, improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. Management utilizes methods similar to those used by independent appraisers in making these estimates. Based on these estimates, management allocates purchase price to the applicable assets and liabilities. These estimates have a direct impact on our net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying Condensed Consolidated Financial Statements. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of investment property, capital expenditures, properties held for sale, and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 is effective for us on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its condensed consolidated financial statements.

DESCRIPTION OF BUSINESS

OVERVIEW

The Partnership currently operates three apartment communities and one commercial property. Cash is primarily generated by renting units to tenants, or securing loans with the Partnership’s assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to shareholders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

General economic trends that management evaluates include construction of apartment units (supply), unemployment rates, job growth, and interest rates (demand). The apartment industry is sensitive to extremely low interest rates, which tend to increase home ownership and decrease apartment occupancy rates. The apartment industry is also sensitive to increased unemployment rates, which tend to cause possible renters to double up in a unit or share a non-rental dwelling with relatives or acquaintances. New construction in an area with low occupancy rates can cause a further decline in occupancy or rental rates.

Economic trends appear to indicate that interest rates are increasing and credit is tightening. It also appears that unemployment rates are declining, with job growth rising. If these trends are correct and if the trends continue, the Partnership believes it should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. In such case, the Partnership also believes variable operating expenses will also tend to increase, but fixed expense coverage would improve.

The Partnership primarily invests in income-producing real properties (apartments). As of March 31, 2007 the Partnership’s portfolio is comprised of:

Property	Type of Ownership	Use

Bayberry (1)	Fee ownership, subject to	Shopping
Lee’s Summit, Missouri	a first mortgage	Center
Cascade Apts. (1)	Fee ownership, subject to	Apartment
Topeka, Kansas	a first mortgage	86 units
Hickory Glen (formerly named Oak Terrace) (1)	Fee ownership, subject to	Apartment
Springfield, Illinois	a first mortgage	129 units
Sunwood Village Apts. (2)(3)	Fee ownership, subject to	Apartment
Las Vegas, Nevada	a first mortgage	252 units

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Partnership and it subsidiaries had cash and cash equivalents of approximately $1,727,000 compared to approximately $1,954,000 at December 31, 2006. Cash and cash equivalents decreased approximately $227,000 since December 31, 2006. Redemption of limited partner units of $516,000, purchase of plant property and equipment of $102,000 and principal repayment of mortgage loans was partially offset by funds generated from operating activity of approximately $458,000.

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

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties is approximately $23,982,000. Of such amounts, $9,394,000 matured in 2007 and balloon payments of approximately $9,000,000 and $4,841,000 are due in 2012, and 2016, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. As has been previously described, Sunwood Village has filed for bankruptcy reorganization, occasioned by the maturity of the mortgage loan on the Sunwood property at the same time Sunwood is effectively prevented from selling or refinancing the property because of the lis pendens recorded by Mega Ventures against the property relating to the litigation over their attempt to purchase the property. See Note 11 to the Financial Statements. The Partnership believes that when such litigation and the resultant bankruptcy are concluded, Sunwood will have sufficient assets to either refinance its mortgage encumbrances or to sell the property and pay off such mortgage encumbrances.

No dividends or distributions were declared or paid in the quarter ended March 31, 2007. Commencing on February 23, 2007, the Partnership conducted an odd lot tender offer to purchase units from all holders of fewer than 30 units, at $100 per unit. As a result, 5,162 units were redeemed and retired as of March 31, 2007 for $516,200, and 776 units were redeemed and retired in the following quarter for $77,600.

Contractual Obligations and Commercial Commitments

Aggregate maturities of long-term debt are as follows:

2007	$9,393,631
2008	69,244
2009	73,590
2010	78,210
2011	83,210
3 months to March 2012	9,020,014
Thereafter	5,264,629

$23,982,437

The mortgage payable by SIR was transferred to Bayberry during 2006, and refinanced by Bayberry.

The mortgage payable by Sunwood matured in 2006, but the Partnership filed for bankruptcy protection, as described in Note 10 to the Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any “off-balance sheet arrangements” as defined in Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS

This item should be read in conjunction with the condensed consolidated financial statements and other items contained elsewhere in this report.

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

The Partnership’s net loss was approximately $84,000 for the three months ended March 31, 2007, compared to a profit of $76,000 for the three months ended March 31, 2006. The acquisition of Cascade caused total revenue to rise $154,000 and increase expenses $184,000.

Total expense increase excluding the rise from the acquisition of Cascade for the three months ended March 31, 2007 was $130,000. Sunwood incurred $90,000 of lender fees and $50,000 of legal expenses in the three months ended March 31, 2007. No costs of this nature were evident in the corresponding period in 2006. Increases in revenue due to the Cascade acquisition were augmented by a combined $90,000 increase in the other properties total income. The cause of the increase was in the main due to an increase in occupancy, 94% at March 31, 2007, compared to 90% at March 31, 2006. In February 2007 the Partnership received a $100,000 payment toward amounts owing by the prior general partner. The receivable that related to this payment had previously been written off so the payment was recorded as other income.

MARKET RISK

The debt on Sunwood is currently in default with a fixed stated rate of 7.15% and a default rate of 11.15%. Bayberry’s debt is at a fixed rate of 6.24% and Cascade’s is at a fixed rate of 5.77%. Both loans mature in 2016. Hickory Glen has debt with a fixed rate of 5.94% and a maturity in 2012. Bayberry and Hickory Glen debt allows for prepayment after the lockout period which is September 2010 and January 2011 respectfully by means of defeasance. Cascade’s loan can be prepaid by paying the prepayment premium which is the greater of 1% of the principal outstanding or the yield maintenance calculation as contained in the note.

INFLATION

The effects of inflation did not have a material impact upon the Partnership’s operations during the current period.

ITEM 3:	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures had material weaknesses in that the Partnership did not have sufficient financial and human resources available and allocated to preparation of consolidated financial statements, required disclosures and reports, and independent audit requirements, resulting in an inability to make such financial statements, disclosures and reports available on a timely basis and meet public reporting deadlines. Management believes that it is remediating the foregoing weaknesses by obtaining and allocating the necessary financial and human resources and engaging independent auditors on an ongoing basis.

(b)	Internal Control Over Financial Reporting.

There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period of this report from December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sunwood Village Litigation

On March 8, 2005, Mega Ventures, LLC filed Case No. A500656 in the District Court of Clark County, Nevada to enforce an alleged agreement to sell the Sunwood Village Apartments. The Partnership believed that the agreement was terminated or was otherwise not enforceable and that it was in the best interest of the Partnership not to allow a sale of Sunwood Village for the price in the disputed agreement. This litigation was removed to the United States Bankruptcy Court, District of Nevada, Case No. BK-S-06-12463-BAM; Adv. No. 06-1194-BAM. After the first phase of the trial, the Court ruled on October 15, 2007, that Sunwood Village breached the agreement with Mega Ventures by failing to sell the Sunwood Village Apartments to Mega Ventures, and the Court scheduled the remedies phase of the trial for March 2008, in order for the Court to determine Mega’s damages or to award Mega the remedy of specific performance of the agreement. The outcome of this litigation cannot be predicted. If Mega prevails in specifically enforcing the alleged agreement or receives a substantial award of damages, then the Partnership may not be able to realize any significant net proceeds from a sale of the Sunwood Village Apartments after repayment of outstanding obligations.

Litigation Against Former General Partner

On November 9, 2005, the Partnership filed Case No. 05CV08810 in the District Court of Johnson County, Kansas, alleging that the Partnership’s former general partner, James R. Hoyt, failed to make the first required payment on a promissory note Mr. Hoyt signed in order to repay $2,500,000 that he owes to the Partnership. This litigation was settled in January 2007. Pursuant to the settlement, Mr. Hoyt agreed to have judgment entered in the Partnership’s favor in the amount of $2,750,000, and to pay $100,000 to the Partnership in cash immediately. As part of the settlement, Mr. Hoyt has provided information regarding his assets and income that, if true, indicates that the Partnership is unlikely to be able to collect any significant portion of the balance of the judgment. The settlement requires Mr. Hoyt to provide documents and to testify under oath regarding his financial situation, and provides the Partnership with a year to investigate further in order to attempt to verify such information. If Mr. Hoyt misrepresented his financial condition, the Partnership will be entitled to attempt to collect the balance of the judgment. Otherwise, the judgment will be discharged at the end of such time. The general partner believes the settlement is more favorable to the Partnership than what the Partnership would likely have been able to achieve through contested litigation. The entire receivable was previously written off.

Sunwood Bankruptcy

On September 12, 2006, Sunwood filed for protection under Chapter 11 of the United States Bankruptcy Code, as more fully described in Note 10 to the Financial Statements.

There are no other pending or outstanding litigation matters involving the Partnership or its properties, other than matters of a routine nature arising in the ordinary course of business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

See Note 6 and Note 10 of the Notes to Unaudited consolidated Financial Statements incorporated herein   by this reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.65	Settlement Agreement dated November 28, 2006, among Partnership, James R. Hoyt, et al.

31.1	Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Date:	October 26, 2007	By:	Millenium Management, LLC
General Partner

		By:	/s/ W. Robert Kohorst
W. Robert Kohorst
President and Chief Executive Officer

Date:	October 26, 2007	By:	/s/ Peter Wilkinson
Peter Wilkinson
Vice President and
Principal Financial Officer

- 21 -