Form 10QSB
period 2007-06-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 2007-11-06
CIK 797331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:   June 30, 2007

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

State the number of units outstanding of the Partnership’s sole class of limited partner units as of June 30 2007: 47,723.

Transitional Small Business Disclosure Format (check one):                                                                                                                                             Yes |  |  No |X|

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Investment property
Land	$2,868,921	$2,868,921
Building and improvements	29,245,920	29,078,880
	32,114,841	31,947,801
Less accumulated depreciation	(17,919,070)	(17,402,885)
Total investment property, net	14,195,771	14,544,916
Cash and cash equivalents	1,619,685	1,953,608
Restricted escrows and reserves	619,313	784,907
Accounts receivable, net of allowance for doubtful	12,697	11,239
accounts of $56,970 in 2007 and $65,295 in 2006
Prepaid expenses	124,002	234,019
Debt financing costs, net	265,182	286,590
Other assets, net	97,709	96,691
Total assets	$16,934,359	$17,911,970

Liabilities and Partners’ (Deficit)
Liabilities
Mortgage loans payable	$23,966,980	$24,055,470
Accounts payable	132,602	123,130
Deferred revenue	49,144	55,238
Accrued interest	387,384	296,994
Accrued real estate taxes	157,772	174,489
Accrued other expense	312,836	439,967
Tenant security deposits	146,980	166,578
Total liabilities	25,153,598	25,311,866

Minority Interest – Class A Limited Partners	801,000	801,000
Partners’ (deficit)
General Partner	(74,028)	(71,773)
Limited Partners	(8,946,301)	(8,129,123)
Total partners’ (deficit)	(9,020,339)	(8,200,896)
Total liabilities and partners’ (deficit)	$16,934,359	$17,911,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended	6 months ended
	June 30,2007	June 30,2006	June 30,2007	June 30,2006
Revenue
Rent	$1,460,497	$1,270,089	$2,972,985	$2,533,633
Other property income	110,547	133,229	200,318	218,100
Interest	1,418	84,303	1,682	183,999
Total revenue	1,572,462	1,487,621	3,174,985	2,935,732

Expenses
Salaries	200,347	171,032	394,791	346,555
Maintenance and repairs	61,938	48,300	131,314	91,472
Utilities	99,644	107,763	210,126	221,696
Real estate taxes	111,471	103,312	222,547	207,148
General administrative	205,627	259,856	402,202	417,814
Contract services	181,562	170,256	361,587	321,276
Insurance	34,719	34,375	71,560	60,065
Depreciation and amortization	275,341	231,110	548,665	462,220
Property management fees	56,460	37,099	114,147	74,455
Total expenses	1,227,109	1,163,103	2,456,939	2,202,701

Net operating income	345,353	324,518	718,046	733,031

Other (income) expense
Interest expense	486,937	358,260	943,589	690,689
Total other expense	486,937	358,260	943,589	690,689

Net income (loss)	$(141,584)	$(33,742)	$(225,543)	$42,342
Weighted average net income (loss) per unit	$(2.96)	$(0.63)	$(4.50)	$0.79
Weighted average partnership units outstanding	47,820	53,661	50,119	53,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Changes in Partner’s (Deficit)

For the Six Months Ended June 30, 2007

(Unaudited)

	General Partner	Limited Partners	Total

Balance – January 1, 2007	$(71,773)	$(8,129,123)	$(8,200,896)

Net loss	(2,255)	(223,288)	(225,543)

Redemption of Limited Partner’s interest	-	(593,800)	(593,800)

Balance – June 30, 2007	$(74,028)	$(8,946,301)	$(9,020,339)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	6 months ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities
Net income (loss)	$(225,543)	$42,342
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities
Depreciation and amortization	548,665	462,230
Write-off of accounts receivable	(8,325)	91,498
Changes in accounts affecting operations
Accounts receivable	6,867	(168,360)
Prepaid expenses	110,017	(54,332)
Accounts payable	9,472	(66,094)
Deferred revenue	(6,094)	13,588
Accrued interest	90,390	8,829
Real estate taxes payable	(16,717)	127,356
Accrued other expense	(127,131)	(2,706)
Security deposit liability	(19,598)	3,341
Net cash provided by operating activities	362,003	457,692

Cash flows from investing activities
Changes in investments and other assets	(12,190)	(4,560)
Purchases of property, plant and equipment	(167,040)	(111,854)
Net cash used by investing activities	(179,230)	(116,414)

Cash flows from financing activities
Changes in restricted cash	165,594	(112,444)
Redemption of Limited Partner’s interest	(593,800)	-
Principal repayments on mortgage loans payable	(88,490)	(98,521)
Payments for loan costs	-	(37,627)
Net cash used by financing activities	(516,696)	(248,592)

Increase (decrease) in cash and cash equivalents	(333,923)	92,686

Cash and cash equivalents – beginning of period	1,953,608	423,304

Cash and cash equivalents – end of period	1,619,685	515,990

Supplementary disclosure of cash flow information
Cash paid during the period for interest	$853,199	$681,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. The results for the six-month period ended June 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.

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

2.	Summary of Significant Accounting Policies

a.	Organization – The Partnership operates real estate investments renting multi-family residential housing and commercial shopping center space. The Partnership consists of the following:

		State of	Year
Partnership	Location	Formation	Formed	Property

Sunwood	Las Vegas, NV	Nevada	2001	Residential
Hickory Glen	Springfield, IL	Kansas	1999	Residential
(formerly named Oak Terrace)
Cascade	Topeka, KS	Kansas	1999	Residential
Bayberry	Lee’s Summit, MO	California	2006	Commercial

The Partnership is headquartered in Pasadena, California. Effective March 2005, the Partnership changed general partners to Millenium Management, LLC (“General Partner”) a California limited liability company.

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

i.

Amortization – Loan costs are deferred and amortized using the straight-line method over the term of the loan and are stated at $265,182 and $286,590, net of accumulated amortization of $26,727 and $19,921, as of June 30, 2007 and December 31, 2006, respectively.

Aggregate amortization expense of loan costs is as follows:

2007	$20,053
2008	41,461
2009	41,461
2010	41,461

2011	41,461
6 months to June 2012	7,754
Thereafter	71,531
$265,182

Prepaid commissions, included in other assets, are recorded at cost and amortized over the life of the lease and are stated at $74,205 and $73,187, net of accumulated amortization of $231,431 and $220,359, at June 30, 2007 and December 31 2006, respectively.

Aggregate amortization expense of prepaid commissions is as follows:

2007	$14,209
2008	19,797
2009	13,024
2010	9,602
2011	8,142
6 months to June 2012	2,311
Thereafter	7,120

$74,205

j.

Long-lived assets – The Partnership reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. During 2006, Sunwood filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Management reviewed the assets held by Sunwood for impairment and determined the fair value of the assets exceed the claims filed with the court. Based on management’s estimates, these consolidated financial statements do not reflect an adjustment to the basis of the assets held by Sunwood at June 30, 2007. No triggering events or changes in circumstances were identified by management for the six months ended June 30, 2007 or 2006.

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

Other property income includes concessions, application fees, damage charges and late fees. This revenue is recognized when it is earned.

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

p.	Advertising – The Partnership expenses advertising as incurred. Advertising expense for the six months ended June 30, 2007 and 2006 was $75,264 and $24,095, respectively.

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

On March 3, 2005, the Partnership accepted a promissory note from the former general partner initially set at $2,500,000 payable over ten years at prime plus 1%. The former general partner defaulted on the first payment and an action was filed against the general partner and related companies. During 2005 the Partnership deemed the note and all other receivables, including accrued interest, to be uncollectible and the outstanding balance due the Partnership of $2,842,922 was written off. In February 2007 a settlement was reached with the former general partner whereby the Partnership received a $100,000 payment on the note. See Note 11.

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

Preferred return payments from cash available as a result of a sale or refinancing the mortgage debt are available for distributions in the following order:

1.	Accrued preferred return to Class A Limited Partners.
2.	Repay the capital contributed by Class A Limited Partners.
3.	The greater of 50% of the capital contributed by Class A Limited Partners or twenty-five percent (25%) of the remaining cash available from the sale or refinancing.

6.	Mortgage Loans Payable

Mortgage loans payable consist of the following:

	June,30	December,31
	2007	2006
Mortgage payable – Sunwood, bearing interest at 11.125%, due August 2006, secured by real estate	$9,345,570	$9,401,527
Mortgage payable – Hickory Glen, interest only payable monthly at 5.94%, due January 2012, secured by real estate	9,000,000	9,000,000

Mortgage payable – Cascade, payable $14,855 monthly including interest, at 5.77%, due November 2016, secured by real estate	2,522,059	2,537,358
Mortgage payable – Bayberry, payable $19,221 monthly including interest, at 6.24%, due September 2016, secured by real estate	3,099,351	3,116,585
Total Mortgage loans and bonds payable	$23,966,980	$24,055,470

Aggregate maturities of long-term debt are as follows:

2007	$9,377,226
2008	69,244
2009	73,590
2010	78,210
2011	83,120
6 months to June 2012	9,040,341
Thereafter	5,245,249

$23,966,980

The mortgage payable by SIR was transferred to Bayberry during 2006, and refinanced by Bayberry.

The mortgage payable by Sunwood matured in 2006, but the Partnership filed for bankruptcy protection, as described in Note 10. The mortgage was purchased by an affiliate of the General Partner Everest Properties II, LLC on April 25, 2007.

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

Transactions with related parties consist of the following for the three months ended June 30:

	2007	2006

Interest payments	$140,000	-
Management fees	27,000	$ 5,976
	$167,000	$ 5,976

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

The Partnership carries insurance (where applicable) for property/excess property risks, boiler and machinery risks, earthquake, and general/access liability through insurance policies obtained by Everest II, an affiliate of the General Partner, from insurers unaffiliated with the General Partner.

8.	Concentrations of Credit Risk

At June 30, 2007 and 2006 and at various times throughout these years, the Partnership maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit. This risk is managed by maintaining all deposits in sound financial institutions.

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

Schedule D secured claims	$9,680,516
Schedule F unsecured claims	137,929
Total claims	$9,818,445

Management’s estimate of the fair value of the real estate in the amount of $15,400,000 exceeds the total claims of $9,818,445 filed with the court. All the foregoing claims have been accrued in the consolidated financial statements.

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

In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Partnership, which in turn is dependent upon the Partnership’s ability to meet its financing requirements, and the success of its future operations. Management believes that actions to cut costs and increase occupancy will continue to reduce operating losses. Additionally, positive operating cash flows for the six months ended June 30, 2007 and cash balances of $1.6 million at June 30, 2007 provide the Partnership the opportunity to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases. Other property income includes concessions, application fees, damage charges and late fees. This revenue is recognized when it is earned.

Investment Property Useful Lives

The Partnership is required to make subjective assessments as to the useful lives of its properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Partnership’s net income.

Buildings and improvements are depreciated over their estimated useful lives of 30 to 40 years on a straight-line basis. Land improvements are depreciated over their useful lives of 15 to 20 years on a straight-line basis. Personal property is depreciated over its estimated useful life of 5 to 15 years using the straight-line method.

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

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

The Partnership primarily invests in income-producing real properties (apartments). As of June 30, 2007 the Partnership’s portfolio is comprised of:

Property	Type of Ownership	Use

Bayberry (1)	Fee ownership, subject to	Shopping
Lee’s Summit, Missouri	a first mortgage	Center
Cascade Apts. (1)	Fee ownership, subject to	Apartment
Topeka, Kansas	a first mortgage	86 units
Hickory Glen (1)	Fee ownership, subject to	Apartment
Springfield, Illinois	a first mortgage	129 units
Sunwood Village Apts. (2)(3)	Fee ownership, subject to	Apartment
Las Vegas, Nevada	a first mortgage	252 units

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Partnership and it subsidiaries had cash and cash equivalents of approximately $1,620,000 compared to approximately $1,954,000 at December 31, 2006. Cash and cash equivalents decreased approximately $334,000 since December 31, 2006. Redemption of limited partner units of $594,000, purchase of plant property and equipment of $167,000 and principal repayment of mortgage loans was partially offset by funds generated from operating activity of approximately $362,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership has no other material commitments for property improvements and replacements however certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or refinancing proceeds. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties is approximately $23,967,000. Of such amounts, $9,377,000 matured in 2007 and balloon payments of approximately $9,000,000 and $4,841,000 are due in 2012, and 2016, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. As has been previously described, Sunwood Village has filed for bankruptcy reorganization, occasioned by the maturity of the mortgage loan on the Sunwood property at the same time Sunwood is effectively prevented from selling or refinancing the property because of the lis pendens recorded by Mega Ventures against the property relating to the litigation over their attempt to purchase the property. See Note 11 to the Financial Statements. The Partnership believes that when such litigation and the resultant bankruptcy are concluded, Sunwood will have sufficient assets to either refinance its mortgage encumbrances or to sell the property and pay off such mortgage encumbrances.

No dividends or distributions were declared or paid in the quarter ended June 30, 2007. Commencing on February 23, 2007, the Partnership conducted an odd lot tender offer to purchase units from all holders of fewer than 30 units, at $100 per unit. As a result, 5,938 units were redeemed and retired as of June 30, 2007 for $593,800.

Contractual Obligations and Commercial Commitments

Aggregate maturities of long-term debt are as follows:

2007	$9,377,226
2008	69,244
2009	73,590
2010	78,210

2011	83,120
6 months to June 2012	9,040,341
Thereafter	5,245,249

$23,966,980

The mortgage payable by SIR was transferred to Bayberry during 2006, and refinanced by Bayberry.

The mortgage payable by Sunwood matured in 2006, but the Partnership filed for bankruptcy protection, as described in Note 10 to the Financial Statements. The mortgage was purchased by an affiliate of the General Partner Everest II, on April 25, 2007.

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

The Partnership’s net loss was approximately $142,000 for the three months ended June 30, 2007 compared to a loss of $34,000 for the three months ended June 30, 2006. The acquisition of Cascade caused total revenue to rise $169,000 and increase expenses $187,000.

Total expense increase excluding the rise from the acquisition of Cascade for the three months ended June 30, 2007 was $6,000. Sunwood had decreases in legal fees of $100,000, utility costs of $23,000 and contract service expense of $13,000 in the three months ended June 30, 2007. These decreases were partially offset by an increase in interest expense of $94,000 due to the loan being in default and subject to default interest at a rate of 4% per annum. Hickory Glen had an increase in contract service expense of $21,000. Property revenues increased at Hickory Glen by $42,000 and at Sunwood by $17,000. However these were offset by a decrease in CAM billings at Bayberry of $62,000. Interest income declined $56,000 in the Company due to the accrual of interest that was made in 2006 for amounts due on the note. Hickory Glen saw its interest income fall by $28,000. In 2006 it had escrow balances of $1.4 million that earned interest compared to $87,000 in 2007.

The Partnership’s net loss was approximately $225,000 for the six months ended June 30, 2007 compared to a profit of $42,000 for the six months ended June 30, 2006. The acquisition of Cascade caused total revenue to rise $323,000 and increased expenses by $369,000.

Total expense increased excluding the rise from the acquisition of Cascade for the six months ended June 30, 2007 was $139,000. Sunwood had an increase in interest expense of $154,000 due to the loan being in default and subject to default interest at a rate of 4% per annum, and legal fees of $25,000 for the six months ended June 30, 2007. These increases were partially offset by a decrease in utility costs of $40,000 and contract service expense of $13,000. Hickory Glen had increases in contract service expense of $48,000, marketing costs of $27,000 and maintenance expense of $21,000. Property revenues increased at Hickory Glen by $122,000 and at Sunwood by $33,000. However these were offset by a decrease in CAM billings at Bayberry of $94,000. Interest income declined $154,000 in the Company due to the accrual of interest that was made in 2006 for amounts due on the SIR 1 note. Hickory Glen saw its interest fall by $28,000. In 2006 it had escrow balances of $1.4 million that earned interest compared to $87,000 in 2007.

MARKET RISK

The debt on Sunwood is currently in default with a fixed stated rate of 7.125% and a default rate of 11.125%. Bayberry’s debt is at a fixed rate of 6.24% and Cascade’s is at a fixed rate of 5.77%. Both loans mature in 2016. Hickory Glen has debt with a fixed rate of 5.94% and a maturity in 2012. Bayberry and Hickory Glen debt allows for prepayment after the lockout period which is September 2010 and January 2011 respectfully by means of defeasance. Cascade’s loan can be prepaid by paying the prepayment premium which is the greater of 1% of the principal outstanding or the yield maintenance calculation as contained in the note.

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

[SIGNATURES ON THE FOLLOWING PAGE]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Date:	November 5, 2007	By:	Millenium Management, LLC
General Partner

		By:	/s/ W. Robert Kohorst
W. Robert Kohorst
President and Chief Executive Officer

Date:	November 5, 2007	By:	/s/ Peter Wilkinson
Peter Wilkinson
Vice President and
Principal Financial Officer