Form 10QSB
period 2007-09-30
SECURED INVESTMENT RESOURCES FUND LP II
filed 2007-11-07
CIK 797331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended:   September 30, 2007

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

State the number of units outstanding of the Partnership’s sole class of limited partner units as of September 30 2007: 47,723.

Transitional Small Business Disclosure Format (check one):                                                                                                                            Yes |  |                  No |X|

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Investment property
Land	$2,868,921	$2,868,921
Building and improvements	29,431,384	29,078,880
	32,300,305	31,947,801
Less accumulated depreciation	(18,168,826)	(17,402,885)
Total investment property, net	14,131,479	14,544,916
Cash and cash equivalents	1,826,963	1,953,608
Restricted escrows and reserves	464,649	784,907
Accounts receivable, net of allowance for doubtful	12,817	11,239
accounts of $68,650 in 2007 and $65,295 in 2006
Prepaid expenses	115,287	234,019
Debt financing costs, net	250,098	286,590
Other assets, net	101,444	96,691
Total assets	$16,902,737	$17,911,970

Liabilities and Partners’ Deficit
Liabilities
Mortgage loans payable	$23,951,281	$24,055,470
Accounts payable	76,426	123,130
Deferred revenue	38,690	55,238
Accrued interest	442,653	296,994
Accrued real estate taxes	232,304	174,489
Accrued other expense	295,007	439,967
Tenant security deposits	141,680	166,578
Total liabilities	25,178,041	25,311,866

Minority Interest – Class A Limited Partners	801,000	801,000
Partners’ deficit
General Partner	(74,588)	(71,773)
Limited Partners	(9,001,716)	(8,129,123)
Total partners’ deficit	(9,076,304)	(8,200,896)
Total liabilities and partners’ capital (deficit)	$16,902,737	$17,911,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended September 30,		9 months ended September 30,
	2007	2006	2007	2006
Revenue
Rent	$1,545,031	$1,357,250	$4,518,016	$3,890,883
Other property income	95,460	117,927	295,778	336,027
Interest	8,475	57,217	10,157	241,216
Total revenue	1,648,966	1,532,394	4,823,951	4,468,126

Expenses
Salaries	198,027	177,904	592,818	524,459
Maintenance and repairs	44,241	38,028	175,555	129,500
Utilities	130,998	126,658	341,124	348,354
Real estate taxes	104,427	74,498	326,974	281,646
General administrative	185,595	301,229	587,895	719,055
Contract services	187,344	167,409	548,931	488,685
Insurance	34,445	32,926	106,005	92,991
Depreciation and amortization	275,148	260,227	823,813	722,449
Property management fees	59,104	49,283	173,251	123,738
Total expenses	1,219,329	1,228,162	3,676,366	3,430,877

Net operating income	429,637	304,232	1,147,585	1,037,249

Other (income) expense
Interest expense	485,604	323,742	1,429,193	1,014,431
Total other expense	485,604	323,742	1,429,193	1,014,431

Net profit (loss)	$(55,967)	$(19,510)	$(281,608)	$22,818
Weighted average net profit (loss) per unit	$(1.17)	$(0.36)	$(5.71)	$0.43
Weighted average partnership units outstanding	47,723	53,661	49,320	53,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Changes in Partner’s Capital (Deficit)

For the Nine Months Ended September 30, 2007

(Unaudited)

	General Partner	Limited Partners	Total

Balance – January 1, 2007	$(71,773)	$(8,129,123)	$(8,200,896)

Net loss	(2,815)	(278,793)	(281,608)

Redemption of Limited Partner’s interest	-	(593,800)	(593,800)

Balance – September 30, 2007	$(74,588)	$(9,001,716)	$(9,076,304)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	9 months ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities
Net income (loss)	$(281,608)	$22,818
Adjustments to reconcile net loss to net cash
Provided (used) by operating activities
Depreciation and amortization	823,813	722,449
Write-off of accounts receivable	3,3355	70,513
Changes in accounts affecting operations
Accounts receivable	(4,933)	(228,426)
Prepaid expenses	118,732	(70,718)
Accounts payable	(46,704)	29,986
Deferred revenue	(16,548)	5,740
Accrued interest	145,659	6,215
Real estate taxes payable	57,815	87,710
Accrued other expense	(144,960)	27,871
Security deposit liability	(24,898)	4,199
Net cash provided by operating activities	629,723	678,357

Cash flows from investing activities
Changes in investments and other assets	(17,654)	(4,560)
Purchases of property, plant and equipment	(360,983)	(279,376)
Net cash used by investing activities	(378,637)	(283,936)

Cash flows from financing activities
Changes in restricted cash	320,258	(828,174)
Proceeds from long-term borrowings	-	753,495
Redemption of Limited Partner’s interest	(593,800)	-
Principal repayments on mortgage loans payable	(104,189)	(129,114)
Payments for loan costs	-	(88,369)
Net cash used by financing activities	(377,731)	(292,162)

Increase (decrease) in cash and cash equivalents	(126,645)	102,259

Cash and cash equivalents – beginning of period	1,953,608	423,304

Cash and cash equivalents – end of period	1,826,963	525,563

Supplementary disclosure of cash flow information
Cash paid during the period for interest	$1,283,534	$1,008,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SECURED INVESTMENT RESOURCES FUND, L.P. II

Notes to Condensed Consolidated Financial Statements

1.	Description of Business

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made. The results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results which may be expected for the entire year.

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

i.

Amortization – Loan costs are deferred and amortized using the straight-line method over the term of the loan and are stated at $250,098 and $286,590, net of accumulated amortization of $41,811 and $19,921, as of September 30, 2007 and December 31, 2006, respectively.

Aggregate amortization expense of loan costs is as follows:

2007	$10,084
2008	41,461
2009	41,461
2010	41,461
2011	41,461

9 months to September 2012	10,521
Thereafter	63,649
$250,098

Prepaid commissions, included in other assets, are recorded at cost and amortized over the life of the lease and are stated at $77,740 and $73,187, net of accumulated amortization of $233,260 and $220,359, at September 30, 2007 and December 31 2006, respectively.

Aggregate amortization expense of prepaid commissions is as follows:

2007	$12,263
2008	20,394
2009	13,622
2010	10,716
2011	9,254
9 months to September 2012	5,338
Thereafter	6,153

$77,740

j.

Long-lived assets – The Partnership reviews the carrying value of long-lived assets for impairment whenever triggering events or changes in circumstances indicate that the carrying amounts of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the excess of the carrying amount over the fair value of the assets. During 2006, Sunwood filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Management reviewed the assets held by Sunwood for impairment and determined the fair value of the assets exceed the claims filed with the court. Based on management’s estimates, these consolidated financial statements do not reflect an adjustment to the basis of the assets held by Sunwood at September 30, 2007. No additional triggering events or changes in circumstances were identified by management for the nine months ended September 30, 2007 or 2006.

k.

Income taxes – The Partnership is taxed as a partnership for federal and state income tax purposes. Therefore, the results of operations of the Partnership are included in the individual partners’ tax returns. Accordingly, no provision for income taxes related to operations has been made in the accompanying consolidated financial statements.

l.

Revenue recognition – The Partnership recognizes revenue from real estate lease agreements as operating leases; and rentals from such leases are reported as revenue on a straight-line basis over the term of the lease.

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

o.

Fair value – The carrying amounts of long-term debt and other receivables approximate fair value as current interest rates approximate those currently available for similar debt instruments of comparable maturities from the Partnership’s creditors.

p.	Advertising – The Partnership expenses advertising as incurred. Advertising expense for the nine months ended September 30, 2007 and 2006 was $83,361 and $54,048 respectively.

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

Preferred return payments from cash available as a result of a sale or refinancing the mortgage debt are available for distributions in the following order:

1.	Accrued preferred return to Class A Limited Partners.
2.	Repay the capital contributed by Class A Limited Partners.
3.	The greater of 50% of the capital contributed by Class A Limited Partners or twenty-five percent (25%) of the remaining cash available from the sale or refinancing.

6.	Mortgage Loans

Mortgage loans consist of the following:

	September 30	December 31
	2007	2006
Mortgage payable – Sunwood, bearing interest at 11.125%, due August 2006, secured by real estate	$9,345,570	$9,401,527
Mortgage payable – Hickory Glen, interest only payable monthly at 5.94%, due January 2012, secured by real estate	9,000,000	9,000,000
Mortgage payable – Cascade, payable $14,855 monthly including interest, at 5.77%, due November 2016, secured by real estate	2,514,645	2,537,358

Mortgage payable – Bayberry, payable $19,221 Monthly including interest, at 6.24%, due September 2016, secured by real estate	3,091,066	3,116,585
Total Mortgage loans	$23,951,281	$24,055,470

Aggregate maturities of long-term debt are as follows:

2007	$9,361,522
2008	69,244
2009	73,590
2010	78,210
2011	83,120
9 months to September 2012	9,060,986
Thereafter	5,224,609

$23,951,281

The mortgage payable by SIR was transferred to Bayberry during 2006, and refinanced by Bayberry.

The mortgage payable by Sunwood matured in 2006, but the Partnership filed for bankruptcy protection, as described in Note 10. The mortgage was purchased by an affiliate of the General Partner, Everest Properties II, LLC, on April 25, 2007.

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

Transactions with related parties consist of the following for the three months ended September 30:

	2007	2006

Interest payments	$265,709	-
Investor services fees	8,886	-
Management fees	27,000	5,483
	$301,595	$ 5,483

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

At September 30, 2007 and 2006 and at various times throughout these years, the Partnership maintained cash balances with certain financial institutions in excess of the federal deposit insurance limit. This risk is managed by maintaining all deposits in sound financial institutions.

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

Schedule D secured claims	$9,736,225
Schedule F unsecured claims	137,929
Total claims	$9,874,154

Management’s estimate of the fair value in the amount of $15,400,000 exceeds the total claims of $9,874,154 filed with the court. All the foregoing claims have been accrued in the consolidated financial statements.

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

Mold

The Partnership has not been named as a defendant in any lawsuits that have alleged personal injury and property damage as a result of the presence of mold. However, we are aware of lawsuits against owners and managers of other multi-family properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. We do not have insurance coverage for property damage loss claims specifically arising from the presence of mold or for personal injury claims related to mold exposure. We believe our current policies and procedures will prevent or eliminate mold exposure from our properties and will minimize the effects that mold may have on our residents. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.

Litigation

Sunwood Village Litigation

On March 8, 2005, Mega Ventures, LLC filed Case No. A500656 in the District Court of Clark County, Nevada to enforce an alleged agreement to sell the Sunwood Village Apartments. The Partnership believed that the agreement was terminated or was otherwise not enforceable and that it was in the best interest of the Partnership not to allow a sale of Sunwood Village for the price in the disputed agreement. This litigation was moved to the United States Bankruptcy Court, District of Nevada, Case No. BK-S-06-12463-BAM; Adv. No. 06-1194-BAM. After the first phase of the trial, the Court ruled on October 15, 2007, that Sunwood Village breached the agreement with Mega Ventures by failing to sell the Sunwood Village Apartments to Mega Ventures, and the Court scheduled the remedies phase of the trial for March 2008, in order for the Court to determine Mega’s damages or to award Mega the remedy of specific performance of the agreement. The outcome of this litigation cannot be predicted. If Mega prevails in specifically enforcing the alleged agreement or receives a substantial award of damages, then the Partnership may not be able to realize any significant net proceeds from a sale of the Sunwood Village Apartments after repayment of outstanding obligations.

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

In view of these matters, realization of a major portion of the assets in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Partnership, which in turn is dependent upon the Partnership’s ability to meet its financing requirements, and the success of its future operations. Management believes that actions to cut costs and increase occupancy will continue to reduce operating losses. Additionally, positive operating cash flows for the nine months ended September 30, 2007 and a cash balance of $1.8 million at September 30, 2007 provide the Partnership the opportunity to continue as a going concern.

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

The Partnership primarily invests in income-producing real properties (apartments). As of September 30, 2007 the Partnership’s portfolio is comprised of:

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Partnership and it subsidiaries had cash and cash equivalents of approximately $1,827,000 compared to approximately $1,954,000 at December 31, 2006. Cash and cash equivalents decreased approximately $127,000 since December 31, 2006. Redemption of limited partner units of $594,000, purchase of plant property and equipment of $361,000 and principal repayment of mortgage loans was partially offset by funds generated from operating activity of approximately $630,000.

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

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership’s investment properties is approximately $23,951,000. Of such amounts, $9,345,000 matured in 2007 and balloon payments of approximately $9,000,000 and $4,841,000 are due in 2012, and 2016, respectively. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If a property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. As has been previously described, Sunwood Village has filed for bankruptcy reorganization, occasioned by the maturity of the mortgage loan on the Sunwood property at the same time Sunwood is effectively prevented from selling or refinancing the property because of the lis pendens recorded by Mega Ventures against the property relating to the litigation over their attempt to purchase the property. See Note 11 to the Financial Statements. The Partnership believes that when such litigation and the resultant bankruptcy are concluded, Sunwood will have sufficient assets to either refinance its mortgage encumbrances or to sell the property and pay off such mortgage encumbrances.

No dividends or distributions were declared or paid in the quarter ended September 30, 2007. Commencing on February 23, 2007, the Partnership conducted an odd lot tender offer to purchase units from all holders of fewer than 30 units, at $100 per unit. As a result, 5,938 units were redeemed and retired as of September 30, 2007 for $593,800.

Contractual Obligations and Commercial Commitments

Aggregate maturities of long-term debt are as follows:

2007	$9,361,522
2008	69,244
2009	73,590
2010	78,210
2011	83,120

9 months to September 2012	9,060,986
Thereafter	5,224,609

$23,951,281

The mortgage payable by SIR was transferred to Bayberry during 2006, and refinanced by Bayberry.

The mortgage payable by Sunwood matured in 2006, but the Partnership filed for bankruptcy protection, as described in Note 10 to the Financial Statements. The mortgage was purchased by an affiliate of the General Partner, Everest II, on April 25, 2007.

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

The Partnership’s net loss was approximately $56,000 for the three months ended September 30, 2007 compared to a loss of $20,000 for the three months ended September 30, 2006. The acquisition of Cascade caused total revenue to rise $173,000 and increase expenses $195,000.

Total expenses decreased excluding the rise from the acquisition of Cascade for the three months ended September 30, 2007 by $42,000. Sunwood had decreases in legal fees of $150,000 in the three months ended September 30, 2007. These decreases were partially offset by an increase in interest expense of $153,000 due to the loan being in default and subject to default interest at a rate of 4% per annum. Hickory Glen had a decrease in interest expense of $22,000. Property revenues increased at Hickory Glen by $21,000 and at Sunwood by $20,000. However these were offset by a decrease in CAM billings at Bayberry of $27,000. Interest income declined $49,000 in the Company due to the accrual of interest that was made in 2006 for amounts due on the note. Hickory Glen saw its interest income fall by $11,000. In 2006 it had escrow balances of $1.4 million that earned interest compared to $76,000 in 2007.

The Partnership’s net loss was approximately $281,000 for the nine months ended September 30, 2007 compared to a profit of $23,000 for the nine months ended September 30, 2006. The acquisition of Cascade caused total revenue to rise $477,000 and increase expenses $546,000.

Total expense increase excluding the rise from the acquisition of Cascade for the nine months ended September 30, 2007 was $115,000. Sunwood had an increase in interest expense of $308,000 due to the loan being in default and subject to default interest at a rate of 4% per annum, for the nine months ended September 30, 2007. These increases were partially offset by a decrease in utility cost of $40,000 and legal fees of $117,000. Hickory Glen had increases in contract service expense of $60,000 marketing costs of $47,000 and maintenance expense of $14,000. Property revenues increased at Hickory Glen by $141,000 and at Sunwood by $51,000. However these were offset by a decrease in CAM billings at Bayberry of $122,000. Interest income declined $192,000 in the Company due to the accrual of interest that was made in 2006 for amounts due on the SIR 1 note. Hickory Glen saw its interest fall by $39,000. In 2006 it had escrow balances of $1.4 million that earned interest compared to $76,000 in 2007.

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

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Registrant would be made known to them by others within the Registrant, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

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

ITEM 1. LEGAL PROCEEDINGS

Sunwood Village Litigation

On March 8, 2005, Mega Ventures, LLC filed Case No. A500656 in the District Court of Clark County, Nevada to enforce an alleged agreement to sell the Sunwood Village Apartments. The Partnership believed that the agreement was terminated or was otherwise not enforceable and that it was in the best interest of the Partnership not to allow a sale of Sunwood Village for the price in the disputed agreement. This litigation was removed to the United States Bankruptcy Court, District of Nevada, Case No. BK-S-06-

12463-BAM; Adv. No. 06-1194-BAM. After the first phase of the trial, the Court ruled on October 15, 2007, that Sunwood Village breached the agreement with Mega Ventures by failing to sell the Sunwood Village Apartments to Mega Ventures, and the Court scheduled the remedies phase of the trial for March 2008, in order for the Court to determine Mega’s damages or to award Mega the remedy of specific performance of the agreement. The outcome of this litigation cannot be predicted. If Mega prevails in specifically enforcing the alleged agreement or receives a substantial award of damages, then the Partnership may not be able to realize any significant net proceeds from a sale of the Sunwood Village Apartments after repayment of outstanding obligations.

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

SECURED INVESTMENT RESOURCES FUND, L.P. II

Date:	November 6, 2007	By:	Millenium Management, LLC
General Partner

		By:	/s/ W. Robert Kohorst
W. Robert Kohorst
President and Chief Executive Officer

Date:	November 6, 2007	By:	/s/ Peter Wilkinson
Peter Wilkinson
Vice President and
Principal Financial Officer

- 21 -